Form 10-Q
period 1997-09-30
INNOVATIVE VALVE TECHNOLOGIES INC
filed 1997-12-04
CIK 1036442

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

    [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                       OR
    [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM ______________ TO _______________

                       COMMISSION FILE NUMBER: 000-23231

                            ------------------------

                      INNOVATIVE VALVE TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                    76-0530346
    (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

    14900 WOODHAM DRIVE, SUITE A-125                          77073
             HOUSTON, TEXAS                                 (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (281) 821-9407

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X] *

     The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at December 1, 1997 was 7,819,920.

* The Registrant became subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934 on October 21, 1997.

================================================================================

                      INNOVATIVE VALVE TECHNOLOGIES, INC.

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                      INDEX
                                                                           PAGE
                                                                            ----
Part I -- Financial Information ............................................   2
  Item 1 -- Financial Statements ...........................................   2
     General Information ...................................................   2
     Consolidated Balance Sheets as of December 31, 1996 and
      September 30, 1997 ...................................................   3
     Consolidated Statements of Operations for the Three Months and
      Nine Months Ended September 30, 1996 and 1997 (Unaudited) ............   4
     Consolidated Statements of Cash Flows for the Nine Months Ended
      September 30, 1996 and 1997 (Unaudited) ..............................   5
     Unaudited Pro Forma Combined Statements of Operations for the
      Three Months and Nine Months Ended September 30, 1996 and 1997 .......   6
     Notes to Financial Statements (Unaudited) .............................   7
  Item 2 -- Management's Discussion and Analysis of Financial
     Condition and Results of Operations ...................................  12
Part II -- Other Information ...............................................  17
  Item 1 -- Legal Proceedings ..............................................  17
  Item 2 -- Changes in Securities and Use of Proceeds ......................  17
  Item 4 -- Submission of Matters to a Vote of Security Holders ............  19
  Item 6 -- Exhibits and Reports on Form 8-K ...............................  20

                      INNOVATIVE VALVE TECHNOLOGIES, INC.

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

GENERAL INFORMATION

     The following historical consolidated financial statements of Innovative Valve Technologies, Inc. ("Invatec") are the historical consolidated financial statements of The Safe Seal Company, Inc. ("SSI"), which became a wholly owned subsidiary of Invatec in October 1997 and has been identified as the "accounting acquirer" for Invatec's financial reporting purposes in connection with the purchase and merger transactions described in Note 1 to the following financial statements. The following unaudited pro forma combined statements of operations are the historical statements of operations of SSI, as adjusted on the bases described in that Note 1.

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                           DECEMBER 31,      SEPTEMBER 30,
                                               1996              1997
                                           ------------      -------------
                                                              (UNAUDITED)
                 ASSETS
CURRENT ASSETS:
Cash....................................   $    396,637       $      9,671
Accounts receivable, net of allowance of
  $25,000 and $454,000..................        535,647          9,437,665
Inventories.............................         36,140          6,326,812
Prepaid expenses and other current
  assets................................        111,638            301,297
                                           ------------      -------------
          Total current assets..........      1,080,062         16,075,445
PROPERTY AND EQUIPMENT, net.............        140,449          6,084,153
GOODWILL, net...........................        --              15,261,792
PATENT COSTS, net.......................        741,611            571,042
OTHER NONCURRENT ASSETS, net............        325,993          3,229,710
                                           ------------      -------------
                                           $  2,288,115       $ 41,222,142
                                           ============      =============

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Short-term debt.........................   $    --            $     79,690
Current maturities of long-term debt....        --              21,861,516
Accounts payable and accrued expenses...      1,092,891          6,075,434
Other current liabilities...............        --                 722,748
                                           ------------      -------------
          Total current liabilities.....      1,092,891         28,739,388

LONG-TERM DEBT, net of current
  maturities............................        588,970           --
PAYABLE TO AFFILIATE....................        --               6,311,950
DEFERRED TAX LIABILITY..................        --                 115,460
OTHER LONG-TERM OBLIGATIONS.............        --                  27,272
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK..............      2,000,000          2,000,000

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, $.01 par value,
       10,000,000 shares authorized,
       2,963,838 and 4,838,669 shares
       issued and outstanding...........         29,638             48,386
     Additional paid-in capital.........      1,270,315          8,411,427
     Retained deficit...................     (2,693,699)        (4,431,741)
                                           ------------      -------------
          Total stockholders' equity
             (deficit)..................     (1,393,746)         4,028,072
                                           ------------      -------------
                                           $  2,288,115       $ 41,222,142
                                           ============      =============

  The accompanying notes are an integral part of these consolidated financial statements.

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                  THREE MONTHS                  NINE MONTHS
                                               ENDED SEPTEMBER 30            ENDED SEPTEMBER 30
                                          ----------------------------  ----------------------------
                                              1996           1997           1996           1997
                                          ------------  --------------  ------------  --------------
REVENUES................................  $  1,208,721  $   13,596,854  $  2,814,789  $   33,356,489
COST OF OPERATIONS......................       791,167       9,079,837     1,691,713      22,574,450
                                          ------------  --------------  ------------  --------------
     Gross profit.......................       417,554       4,517,017     1,123,076      10,782,039
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES..............................       317,790       3,190,190     1,203,489       8,107,514
SPECIAL COMPENSATION EXPENSE ON COMMON
  STOCK ISSUANCE........................       --             --             --            2,605,005
                                          ------------  --------------  ------------  --------------
     Income (loss) from operations......        99,764       1,326,827       (80,413)         69,520
OTHER INCOME (EXPENSE):
     Interest expense, net..............       --             (669,820)      --           (1,667,932)
     Other..............................          (393)          3,694          (393)          5,937
                                          ------------  --------------  ------------  --------------
INCOME (LOSS) BEFORE INCOME TAXES.......        99,371         660,701       (80,806)     (1,592,475)
PROVISION FOR INCOME TAXES..............       --              278,162            --           3,067
                                          ------------  --------------  ------------  --------------
NET INCOME (LOSS).......................  $     99,371  $      382,539  $    (80,806) $   (1,595,542)
                                          ============  ==============  ============  ==============

  The accompanying notes are an integral part of these consolidated financial statements.

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                NINE MONTHS ENDED
                                                  SEPTEMBER 30
                                          -----------------------------
                                              1996           1997
                                          ------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss...........................  $    (80,806)      (1,595,542)
     Adjustments to reconcile net loss
      to net cash used in operating
      activities --
       Depreciation and amortization....        26,773          919,946
       Special compensation expense on
        common stock issuance...........       --             2,605,005
       Change in deferred tax
        accounts........................       --              (233,247)
       (Increase) decrease in --
          Accounts receivable...........      (193,973)      (1,562,966)
          Inventories...................        12,359         (774,840)
          Prepaid expenses and other
              current assets............         2,493          327,401
          Other noncurrent assets.......      (219,278)           1,561
       Decrease in --
          Accounts payable and accrued
              expenses..................      (371,249)        (506,206)
          Payable to affiliate..........       --            (1,107,750)
                                          ------------  ---------------
             Net cash used in operating
                activities..............      (823,681)      (1,926,638)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and
      equipment.........................      (123,975)        (434,488)
     Additions to patent costs..........        (6,472)       --
     Proceeds from sale of property and
      equipment.........................       --                10,226
     Business acquisitions, net of cash
      acquired of $135,109..............       --           (19,109,479)
                                          ------------  ---------------
             Net cash used in investing
                activities..............      (130,447)     (19,533,741)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings of debt.................       140,000       20,624,541
     Repayments of debt.................       --              (540,365)
     Payments on noncompete
      obligations.......................       --               (85,118)
     Proceeds from exercise of common
      stock warrant.....................       --             1,216,855
     Preferred stock dividends..........       (98,600)        (142,500)
                                          ------------  ---------------
             Net cash provided by
                financing activities....        41,400       21,073,413

NET DECREASE IN CASH....................      (912,728)        (386,966)
CASH, beginning of period...............     1,458,096          396,637
                                          ------------  ---------------
CASH, end of period.....................  $    545,368  $         9,671
                                          ============  ===============
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest.............  $      3,000  $     1,211,424
     Cash paid for income taxes.........       --                89,000

  The accompanying notes are an integral part of these consolidated financial statements.

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES
             UNAUDITED PRO FORMA COMBINED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             THREE MONTHS          NINE MONTHS
                                           ENDED SEPTEMBER 30    ENDED SEPTEMBER 30
                                          --------------------  --------------------
                                            1996       1997       1996       1997
                                          ---------  ---------  ---------  ---------
REVENUES................................  $  20,273  $  21,432  $  56,876  $  68,134
COST OF OPERATIONS......................     14,136     14,665     39,252     46,857
                                          ---------  ---------  ---------  ---------
     Gross profit.......................      6,137      6,767     17,624     21,277
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES..............................      5,049      6,133     14,383     17,840
                                          ---------  ---------  ---------  ---------
     Income from operations.............      1,088        634      3,241      3,437
OTHER INCOME (EXPENSE):
     Interest, net......................        (81)       (77)      (247)      (243)
     Other..............................         27         (4)        (2)    --
                                          ---------  ---------  ---------  ---------
INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES..........................      1,034        553      2,992      3,194
PROVISION FOR INCOME TAXES..............        445        241      1,287      1,456
                                          ---------  ---------  ---------  ---------
INCOME FROM CONTINUING OPERATIONS.......  $     589  $     312  $   1,705  $   1,738
                                          =========  =========  =========  =========
PRO FORMA EARNINGS PER SHARE FROM
  CONTINUING OPERATIONS.................  $    0.08  $    0.04  $    0.22  $    0.22
                                          =========  =========  =========  =========
WEIGHTED AVERAGE SHARES OUTSTANDING.....      7,820      7,820      7,820      7,820
                                          =========  =========  =========  =========

    The accompanying notes are an integral part of these unaudited pro forma combined financial statements.

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION:

     Innovative Valve Technologies, Inc. ("Invatec") was incorporated in Delaware in March 1997 to create the leading single-source provider of comprehensive maintenance, repair, replacement and value-added distribution services for industrial valves and related process-system components throughout North America. Except for its purchase of Steam Supply & Rubber Co., Inc. and three related entities (collectively, "Steam Supply") in July 1997, Invatec conducted no operations of its own prior to the closing on October 28, 1997 of
(i) its initial public offering (the "IPO") of its common stock, par value $.001 per share ("Common Stock"), (ii) its purchase of Industrial Controls & Equipment, Inc. and three related entities (collectively, "ICE/VARCO") and Southern Valve Services, Inc. and a related entity (collectively, "SVS") and
(iii) a merger (the "SSI Merger") in which The Safe Seal Company, Inc.
("SSI") became its subsidiary. Earlier in 1997, SSI had purchased Harley Industries, Inc. ("Harley"), GSV, Inc. ("GSV") and Plant Specialties, Inc. ("PSI"). SSI and its subsidiaries were affiliates of Invatec prior to the SSI Merger.

     For financial reporting purposes, SSI is presented as the "accounting acquirer" of Steam Supply, ICE/VARCO, SVS, Harley, GSV and PSI (collectively, the "Acquired Businesses"), and, as used herein, the term "Company" means
(i) SSI and its consolidated subsidiaries prior to October 31, 1997 and (ii) Invatec and its consolidated subsidiaries (including SSI) on that date and thereafter.

     The Company is accounting for the acquisitions of the Acquired Businesses in accordance with the purchase method of accounting. For accounting purposes, the effective dates of the acquisitions of the Acquired Businesses (the "Acquisitions") in 1997 are as follows: (i) Harley -- January 31; (ii) GSV -- February 28; (iii) PSI -- May 31; (iv) Steam Supply -- July 31, and (v) ICE/VARCO and SVS -- October 31. The allocation of the purchase prices paid to the assets acquired and the liabilities assumed in the Acquisitions has been recorded initially on the basis of preliminary estimates of fair value and may be revised as additional information concerning the valuation of those assets and liabilities becomes available.

     The accompanying historical consolidated statements of operations present historical information of the Company which gives effect to the acquisitions of Harley, GSV and PSI as of their respective acquisition dates. The accompanying unaudited pro forma combined statements of operations present historical information as adjusted to give effect to the following events and transactions as if they had occurred on January 1, 1996: (i) the SSI Merger and all the Acquisitions; (ii) the financing of the purchase prices paid for the Acquired Businesses; (iii) the reverse stock splits described in Note 6; (iv) the issuance of Common Stock and the payment of cash to repay indebtedness owed to Philip Services Corp. (collectively with its subsidiaries, "Philip"); and (v) the closing of the IPO and the application of Invatec's proceeds therefrom. The unaudited pro forma statements convert the results of operations of the Acquired Businesses whose historical fiscal periods were not on a calendar-year basis to a calendar-year basis and include pro forma adjustments consisting principally of the following: (i) the adjustments to selling, general and administrative expenses described below; (ii) adjustments for the effects of recording inventories on a first-in, first-out rather than on a last-in first-out basis at PSI and Steam Supply; (iii) adjustments for pro forma goodwill amortization using a 40-year estimated life; (iv) eliminations of historical interest expense resulting from the application of proceeds from the IPO and the use of Common Stock to retire outstanding indebtedness; and (v) adjustments to federal and state income tax provisions.

     The unaudited pro forma combined statements of operations include preliminary pro forma adjustments to selling, general and administrative expenses to reflect: (i) the decrease in salaries and benefits associated with certain owners and managers of the Acquired Businesses who were not employed by the Company after the acquisition of their Acquired Businesses and will not be replaced; (ii) the elimination of certain excess administrative support service fees charged by ICE/VARCO's former parent company; and (iii) the reversal of the special non-cash, non-recurring compensation expense attributable to stock awards made by SSI and Common Stock sales and option awards made by Invatec.

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The integration of the Acquired Businesses may present opportunities to reduce other costs through the elimination of duplicative functions and operating locations and the development of economies of scale, particularly as a result of the Company's ability to (i) consolidate insurance programs, (ii) borrow at lower interest rates than the Acquired Businesses, (iii) obtain greater discounts from suppliers and (iv) generate savings in other general and administrative areas. The Company cannot currently quantify these anticipated savings and expects these savings will be partially offset by incremental costs that the Company expects to incur, but also cannot currently quantify accurately. These costs include those associated with corporate management and administration, being a public company, systems integration and facilities expansions and consolidations. The unaudited pro forma financial information herein reflects neither unquantifiable expected savings nor unquantifiable expected incremental costs.

     The pro forma adjustments are based on preliminary estimates, available information and certain assumptions that management deems appropriate. The pro forma adjustments do not reflect amounts related to certain post-closing adjustments, which may affect goodwill and debt. In addition, the unaudited pro forma combined statements of operations do not include adjustments for $330,000 of bonuses paid to three executive officers of Invatec on completion of the IPO and $260,000 of financing charges due to Philip to be recorded subsequent to September 30, 1997.

     The consolidated financial statements herein have been prepared by the Company without audit, pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC") which permit certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles to be condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the interim periods ended September 30, 1996 and 1997.

     Operating results for interim periods are not necessarily indicative of the results for a full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Fluctuations in Operating Results" in
Item 2 of this Part I.

2.  SPECIAL COMPENSATION EXPENSE ON COMMON STOCK ISSUANCE:

     In the nine months ended September 30, 1997, the Company recorded a special non-cash compensation expense of approximately $2.6 million related to the issuance of 443,190 shares of SSI common stock to three members of executive management and to Computerized Accounting & Tax Services, Inc. ("CATS"), a related party owned by a major stockholder, to attract such individuals and CATS to effect the IPO. For financial statement presentation purposes, these shares were valued at approximately $5.85 per share.

3.  NEW ACCOUNTING PRONOUNCEMENTS:

     Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings
Per Share," issued in February 1997, revises the calculations to be used in determining earnings per share ("EPS"). Consistent with the provisions of SFAS No. 128, the Company will begin using the new EPS calculation effective December 31, 1997. The Company believes implementation of SFAS No. 128 will not have a material effect on its calculation of earnings per share as reported herein.

     SFAS No. 130, "Reporting Comprehensive Income" issued in June 1997, establishes standards for the reporting of comprehensive income in a company's financial statements. Comprehensive income includes all changes in a company's equity during the period which result from transactions with its stockholders. For the Company, SFAS No. 130 will be effective for the year beginning January 1, 1998. The Company has not completed its analysis of the impact of this new pronouncement. On the basis of a preliminary

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

review, the Company believes implementation of SFAS No. 130 will not have a material effect on its financial statements.

4.  LONG-TERM DEBT:

     Contemporaneously with the closing of the IPO, Invatec entered into a $60.0 million revolving credit facility (the "Credit Facility") with a syndicate of commercial banks. Borrowings under the Credit Facility may be used for acquisitions and general corporate purposes. For a description of the Credit Facility, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Item 2 of this
Part I. The Credit Facility replaced SSI's commercial credit facilities in effect on September 30, 1997, and the current maturities of the Company's long-term debt outstanding as of that date have been repaid with proceeds from the IPO.

     For information respecting long-term debt issued by Invatec as part of the purchase price for Steam Supply and by SSI as part of the purchase price for PSI, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Item 2 of this
Part I.

5.  INCOME TAXES:

     Prior to the Acquisitions, certain Acquired Businesses' stockholders were taxed under the provisions of subchapter S of the Internal Revenue Code. Under these provisions, the stockholders paid income taxes on their proportionate share of their companies' earnings. Because the stockholders were taxed directly, their businesses paid no federal income tax and only certain state income taxes.

     The Company intends to file a consolidated federal income tax return that will include the operations of the Acquired Businesses for periods subsequent to their respective acquisition dates. The Acquired Businesses will be separately responsible for filing "short period" federal income tax returns through their respective acquisition dates.

     The provisions for income taxes included in the unaudited pro forma combined statements of operations for the three months and nine months ended September 30, 1996 and 1997 are estimates of the federal and state income taxes that would have been applicable to the Company had it effected all the Acquisitions on January 1, 1996. The tax rates indicated by these provisions differ from statutory federal and state rates primarily because amortization of goodwill arising from the Acquisitions is not deductible for tax purposes. The provision for income taxes included in the unaudited consolidated income statement for the nine months ended September 30, 1997 differs from statutory federal and state rates primarily due to the partial recognition of certain net operating loss benefits carried forward by SSI.

6.  CAPITAL STOCK AND STOCK OPTIONS:

     Prior to the SSI Merger, SSI and Invatec each effected a 0.68-for-one reverse stock split of its outstanding common stock. The accompanying financial statements have been prepared as if these splits had been effected on January 1, 1996.

     As a result of the SSI Merger: (i) the shares of SSI common stock and redeemable preferred stock outstanding as of September 30, 1997 were converted into shares of Common Stock; (ii) outstanding options and a warrant to purchase shares of SSI common stock were converted into options to purchase Common Stock; and (iii) SSI's authorized capital stock became 1,000 shares of SSI common stock, par value $1.00 per share, all of which have been issued and are outstanding and owned by Invatec.

     Invatec's certificate of incorporation authorizes the issuance of up to
30.0 million shares of Common Stock, of which 7,819,920 shares were issued and outstanding as of November 30, 1997, and 5.0 million shares of preferred stock, none of which has been issued.

     Invatec sold 3,852,500 shares of Common Stock in the IPO, consisting of 3,350,000 shares sold on October 28, 1997 and 502,500 shares sold on November 5, 1997 pursuant to the exercise of an over-allotment option Invatec had granted its underwriters. The initial price to the public in the IPO was $13.00,

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

and Invatec's proceeds from the IPO, net of an underwriting discount of $3,505,775 and estimated IPO expenses of $2.8 million, including approximately $1.5 million of expenses which were initially funded through advances obtained from Philip, totaled $43.8 million.

     At November 30, 1997, an aggregate of 363,497 shares of Common Stock were issuable at an initial conversion price of $16.90 per share on the conversion of convertible notes issued as part of the purchase prices for Steam Supply and PSI and an aggregate of 1,308,248 shares of Common Stock were issuable on the exercise of stock options then outstanding under Invatec's 1997 Incentive Plan, of which options to purchase a total of 533,873 shares then were exercisable at exercise prices ranging from $1.00 per share to $13.00 per share.

7.  EARNINGS PER SHARE:

     For historical periods through September 30, 1997, earnings per share amounts are not meaningful. Accordingly, historical earnings per share for these periods have not been presented.

     The computation of pro forma net income per share of Common Stock for the interim periods presented is based on 7,819,920 shares of Common Stock outstanding, as follows:

Issued prior to the IPO..............      242,839
Issued in the IPO....................    3,852,500
Issued in the SSI Merger.............    2,419,338
Redemption of SSI redeemable
  preferred stock and payment of
  indebtedness owed to Philip........    1,189,860
Issued to acquire SVS................      115,383
                                       -----------
Shares outstanding...................    7,819,920
                                       ===========

8.  ACQUISITION OF ACQUIRED BUSINESSES:

     The following table sets forth the consideration paid for each of the Acquired Businesses (in thousands):

                                CASH(4)     DEBT ISSUED(5)     STOCK ISSUED
                                --------    ---------------    -------------
Harley(1)(2).................   $ 13,982        $--               $--
Steam Supply(3)..............      7,762          2,848            --
ICE/VARCO....................      5,250        --                 --
GSV..........................      7,272        --                 --
PSI..........................      3,361          4,147            --
SVS..........................      4,310        --                  1,500
                                --------    ---------------    -------------
                                $ 41,937        $ 6,995           $ 1,500
                                ========    ===============    =============

                                                   (FOOTNOTES ON FOLLOWING PAGE)

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

------------

(1) The cash consideration paid for Harley (i) is net of approximately $3.8 million in cash and notes received from the sale of a discontinued operation of Harley, subject to adjustment, and (ii) includes $1.0 million paid in cash to the former owners of Harley on completion of the IPO.

(2) Includes $3.3 million aggregate principal amount of notes issued by Philip.

(3) Cash includes $0.7 million of Steam Supply preferred stock that remains outstanding.

(4) Cash includes cash paid to former owners of, and debt assumed from, the Acquired Businesses.

(5) Includes (i) the issuance of convertible subordinated notes of $3.3 million to the former owners of PSI and $2.8 million to the former owners of Steam Supply which may be converted into Common Stock at $16.90 per share at the option of the note holders and (ii) a $0.9 million SSI note issued to the former owners of PSI which is secured by real property.

     Of the total purchase price paid for the Acquisitions, $26.7 million has been allocated to net assets acquired, and the remaining $23.7 million has been recorded as goodwill. On the basis of management's preliminary analysis, the Company expects the historical carrying values of the Acquired Businesses' assets and liabilities will approximate fair value, but this analysis is subject to revision as more information regarding asset and liability valuations becomes available.

9.  RELATIONSHIP WITH INVATEC:

     From May 1997 until the closing of the IPO, SSI and Invatec were under the common control of a voting trustee pursuant to two voting trust agreements covering a majority of the outstanding SSI common stock and most of the outstanding shares of Common Stock. These agreements terminated on October 28, 1997.

10.  RELATIONSHIP WITH PHILIP:

     In 1996, Philip agreed to make certain advances (the "Philip Advances") to SSI to enable SSI, or its successors, to pursue a possible initial public offering. As a result of Philip's financial support of SSI's acquisition of Harley, Philip became a related party of the Company for financial statement presentation purposes effective January 31, 1997. In June 1997, Invatec entered into a funding arrangement with Philip pursuant to which Philip advanced funds to Invatec to pay costs related to the IPO and Invatec assumed SSI's obligation to repay the Philip Advances and the related deferred offering costs funded with the Philip Advances. Pursuant to that agreement, certain amounts of short-term debt and accrued financing charges were transferred from SSI to Invatec.

     In connection with the IPO, Invatec issued 1,036,013 shares of Common Stock to Philip as payment of $8.6 million of indebtedness owed to Philip. Immediately after the IPO, Invatec repaid the remaining $3.0 million of indebtedness owed to Philip in cash. At November 30, 1997, Philip owned 2,340,716 shares of Common Stock, or approximately 30.0% of the shares then outstanding.

11.  SUBSEQUENT EVENT:

     In November 1997, the Company purchased certain assets and assumed certain liabilities of a valve repair and distribution company based in Tulsa, Oklahoma, for $1.6 million. The unaudited pro forma combined statements of operations do not include the results of this acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the historical consolidated and unaudited pro forma combined financial statements and the notes thereto which are included in Item 1 of this Part I.

OVERVIEW

     The Company derives its revenue principally from (i) sales of industrial valves and other process-system components to its process-industry customers and commissions paid by the manufacturers of these products in connection with their direct sales of these products and (ii) performance of comprehensive, maintenance, repair, replacement and value-added distribution services of industrial valves and process-system components for its customers. Cost of operations consists principally of direct costs of valves and components sold, coupled with labor and overhead costs connected with the performance of repair services. Selling, general and administrative expenses consist principally of compensation and benefits payable to owners and to sales, management and administrative personnel and insurance, depreciation and amortization and other related expenses.

     SSI has been identified as the "accounting acquirer" for financial reporting purposes.

RESULTS OF OPERATIONS -- PRO FORMA COMBINED

     The accompanying unaudited pro forma combined statements of operations include pro forma adjustments to selling, general and administrative expenses to reflect (i) the decrease in salaries and benefits associated with certain owners and managers of the Acquired Businesses who were not employed by the Company after the acquisition of their Acquired Businesses and will not be replaced,
(ii) the elimination of certain excess administrative support service fees charged by ICE/VARCO's former parent company and (iii) the reversal of the special non-cash, non-recurring compensation expenses described below, which were attributable to stock awards made by SSI and Common Stock sales and certain option awards made by Invatec. These unaudited pro forma statements also convert the results of operations of Acquired Businesses whose historical fiscal periods were not on a calendar-year basis to a calendar-year basis.

     The integration of the Acquired Businesses may present opportunities to reduce other costs through the elimination of duplicative functions and operating locations and the development of economies of scale, particularly as a result of the Company's ability to (i) consolidate insurance programs, (ii) borrow at lower interest rates than the Acquired Businesses, (iii) obtain greater discounts from suppliers and (iv) generate savings in other general administrative areas. The Company cannot currently quantify these anticipated savings and expects these savings will be partially offset by incremental costs that the Company expects to incur, but also cannot currently quantify accurately. These costs include those associated with corporate management and administration, being a public company, systems integration and facilities expansions and consolidations. The unaudited pro forma combined financial information herein reflects neither unquantifiable expected savings nor unquantifiable expected incremental costs.

     In connection with certain issuances of SSI common stock by SSI and sales of Common Stock and option awards by Invatec during the nine months ended September 30, 1997, Invatec and SSI recorded non-cash, non-recurring compensation charges in that period of $7.6 million, representing the difference between the amount paid for the shares (or, in the case of option awards, the exercise price of the options) and the estimated fair value of the shares on the date of issuance or sale. The unaudited pro forma combined statements of operations contain adjustments to reverse the effects of these compensation charges as they are considered to be non-recurring.

     The unaudited pro forma combined results of operations for the interim periods presented below do not purport to be comparable to and may not be indicative of the Company's post-combination results of operations because (i) SSI and the Acquired Businesses were not under common control or management throughout the periods presented and (ii) the Company established a new basis of accounting to record the purchase of the Acquired Businesses under the purchase method of accounting. See Note 1 in Item 1 of this Part I.

                                                         THREE MONTHS                                NINE MONTHS
                                                            ENDED                                       ENDED
                                                         SEPTEMBER 30                                SEPTEMBER 30
                                          ------------------------------------------  ------------------------------------------
                                                  1996                  1997                  1996                  1997
                                          --------------------  --------------------  --------------------  --------------------
                                                                   (UNAUDITED AND DOLLARS IN THOUSANDS)
Revenues................................  $  20,273      100.0% $  21,432      100.0% $  56,876      100.0% $  68,134      100.0%
Cost of operations......................     14,136       69.7     14,665       68.4     39,252       69.0     46,857       68.8
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Gross profit............................      6,137       30.3      6,767       31.6     17,624       31.0     21,277       31.2
Selling, general and administrative
  expenses..............................      5,049       24.9      6,133       28.6     14,383       25.3     17,840       26.2
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income from operations..................  $   1,088        5.4% $     634        3.0% $   3,241        5.7% $   3,437        5.0%
                                          =========  =========  =========  =========  =========  =========  =========  =========

     THREE MONTHS ENDED SEPTEMBER 30

     REVENUES -- Revenues increased $1.1 million, or 5.7%, from $20.3 million in the three months ended September 30, 1996 to $21.4 million in the corresponding period in 1997. This increase was primarily attributable to a $1.0 million increase in revenues of GSV resulting from its broad and continued penetration of new markets.

     GROSS PROFIT -- Gross profit increased $0.6 million, or 10.3%, from $6.1 million in the three months ended September 30, 1996 to $6.7 million in the corresponding period in 1997. As a percentage of revenues, gross profit increased to 31.6% in the three months ended September 30, 1997 from 30.3% in the same period in 1996. This increase was primarily attributable to a shift in the mix of products sold toward value-added distribution services that historically have generated higher gross profit margins.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -- Selling, general and administrative expenses increased $1.1 million, or 21.5%, from $5.0 million in the three months ended September 30, 1996 to $6.1 million in the corresponding period in 1997. This increase was primarily the result of $0.9 million of costs associated with the non-recurring building of Invatec's corporate management team. Excluding the effect of these corporate management costs, selling, general and administrative expenses, as a percentage of revenues, decreased to 24.3% in the three months ended September 30, 1997 from 24.9% in the corresponding period in 1996.

     NINE MONTHS ENDED SEPTEMBER 30

     REVENUES -- Revenues increased $11.2 million, or 19.8%, from $56.9 million in the nine months ended September 30, 1996 to $68.1 million in the corresponding period in 1997. This increase was primarily attributable to the following: (i) a $5.2 million increase in the revenues of Harley resulting from its acquisition of a business in June 1996 and from strengthened sales of its existing and new product lines; (ii) a $1.3 million increase in the revenues of ICE/VARCO associated with its acquisition of a business in August 1996 and its continued penetration of existing markets; and (iii) a $1.6 million increase in revenues of GSV attributable to the addition of a significant product line late in 1996 and GSV's continued emphasis on developing and pursuing new markets.

     GROSS PROFIT -- Gross profit increased $3.7 million, or 20.7%, from $17.6 million in the nine months ended September 30, 1996 to $21.3 million in the corresponding period in 1997. As a percentage of revenues, gross profit increased to 31.2% in the nine months ended September 30, 1997 from 31.0% in the corresponding period in 1996. This slight increase was primarily attributable to a shift in the mix of products sold toward value-added distribution services that historically have generated higher gross profit margins.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -- Selling, general and administrative expenses increased $3.4 million, or 24%, from $14.4 million in the nine months ended September 30, 1996 to $17.8 million in the corresponding period in 1997. This increase reflected expenses attributable to the business Harley acquired in June 1996 and approximately $2.2 million associated with the building of Invatec's corporate management team during the first nine months of 1997. Excluding the effect of the Invatec corporate management costs, selling, general and administrative expenses, as a percentage of revenues, decreased to 22.9% in the nine months ended September 30, 1997 from 25.3% in the same period in 1996.

RESULTS OF OPERATIONS -- HISTORICAL

     The following table sets forth for SSI, the accounting acquirer, certain selected consolidated financial data and that data as a percentage of consolidated revenues for the periods indicated:

                                                      THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                         SEPTEMBER 30                                SEPTEMBER 30
                                          ------------------------------------------  ------------------------------------------
                                                  1996                  1997                  1996                  1997
                                          --------------------  --------------------  --------------------  --------------------
                                                                   (UNAUDITED AND DOLLARS IN THOUSANDS)
Revenues................................  $   1,209      100.0% $  13,597      100.0% $   2,815      100.0% $  33,356      100.0%
Cost of operations......................        791       65.4      9,080       66.8      1,692       60.1     22,574       67.7
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Gross profit............................        418       34.6      4,517       33.2      1,123       39.9     10,782       32.3
Selling, general and administrative
  expenses..............................        318       26.3      3,190       23.5      1,203       42.7      8,108       24.3
Special compensation expense............     --         --         --         --         --         --          2,605        7.8
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income (loss) from operations...........  $     100        8.3% $   1,327        9.7% $     (80)      (2.8)% $      69       0.2%
                                          =========  =========  =========  =========  =========  =========  =========  =========

     THREE MONTHS ENDED SEPTEMBER 30

     REVENUES -- Revenues increased $12.4 million, or 1024.6%, from $1.2 million in the three months ended September 30, 1996 to $13.6 million in the corresponding period in 1997. This increase resulted from the inclusion of the results of Harley, GSV and PSI from their respective dates of acquisition, January 31, February 28 and May 31, 1997.

     GROSS PROFIT -- Gross profit increased $4.1 million, or 980.6%, from $0.4 million in the three months ended September 30, 1996 to $4.5 million in the corresponding period in 1997. This increase occurred principally as a result of the incremental gross margin generated by Harley, GSV and PSI. As a percentage of revenues, gross profit decreased from 34.6% in the three months ended September 30, 1996 to 33.2% in the same period in 1997. This decrease reflected the expansion of the Company's consolidated operations to include the distribution and related services operations of Harley and the on-site and in-shop repair services of Harley, GSV and PSI, which historically have generated lower gross margins than SSI's gross margins attributable to its on-line repair services operations.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -- Selling, general and administrative expenses increased $2.9 million, or 903.1%, from $0.3 million in the three months ended September 30, 1996 to $3.2 million in the corresponding period in 1997. This increase reflected the incremental selling, general and administrative expenses of Harley, GSV and PSI. As a percentage of revenues, these expenses decreased from 26.3% in the three months ended September 30, 1996 to 23.5% in the same period in 1997 as a result of being spread over a larger revenue base.

     NINE MONTHS ENDED SEPTEMBER 30

     REVENUES -- Revenues increased $30.6 million, or 1084.9%, from $2.8 million in the nine months ended September 30, 1996 to $33.4 million in the corresponding period in 1997. The increase primarily resulted from the inclusion of the results of Harley, GSV and PSI from their respective dates of acquisition.

     GROSS PROFIT -- Gross profit increased $9.7 million, or 860.1%, from $1.1 million in the nine months ended September 30, 1996 to $10.8 million in the corresponding period in 1997. This increase occurred principally as a result of the incremental gross margin generated by Harley, GSV and PSI. As a percentage of revenues, gross profit decreased from 39.9% in the nine months ended September 30, 1996 to 32.3% in the same period in 1997. This decrease reflected the expansion of the Company's consolidated operations to include the distribution and related services operations of Harley and the on-site and in-shop repair services of Harley, GSV and PSI, which historically have generated lower gross margins than SSI's gross margins attributable to its on-line repair services operations.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -- Selling, general and administrative expenses increased $6.9 million, or 575.0%, from $1.2 million in the nine months ended September 30, 1996 to $8.1 million in the corresponding period in 1997. This increase reflected the incremental selling, general and administrative expenses of Harley, GSV and PSI. As a percentage of revenues, these expenses decreased from 42.7% in the nine months ended September 30, 1996 to 24.3% in the corresponding period in 1997 as a result of being spread over a larger revenue base.

     SPECIAL COMPENSATION EXPENSE ON COMMON STOCK ISSUANCES -- In connection with the issuance of common stock to certain members of management and a management services provider, the Company recorded a $2.6 million special non-cash, non-recurring compensation charge in the nine months ended September 30, 1997.

FLUCTUATIONS IN OPERATING RESULTS

     The Company's results of operations may fluctuate significantly from quarter to quarter or year to year because of a number of factors, including the timing of future acquisitions, seasonal fluctuations in the demand for the Company's services and competitive factors. Accordingly, quarterly comparisons of the Company's revenues and operating results should not be relied on as an indication of future performance, and the results of any quarterly period may not be indicative of results to be expected for a full year.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997, after giving pro forma effect to the following events and transactions as if they had occurred on September 30, 1997 -- (i) the SSI Merger and the acquisitions of ICE/VARCO and SVS; (ii) the issuance of Common Stock and the payment of cash to repay indebtedness owed to Philip; and
(iii) the sale of 3,852,500 shares of Common Stock in the IPO and the application of Invatec's proceeds therefrom, the Company's consolidated short-term debt (including current maturities of consolidated long-term debt) would have been $0.1 million, while the Company's consolidated long-term debt (net of current maturities) and other long-term obligations to third parties would have totaled $7.5 million and the Company's consolidated stockholders' equity would have totaled $60.0 million.

     The Credit Facility is a three-year revolving credit facility pursuant to which Invatec may borrow up to $60.0 million to finance acquisitions and for general corporate purposes, including the refinancing of borrowed-money indebtedness of acquired businesses and fund working capital needs. Loans under the Credit Facility will bear interest at a designated variable base rate plus a margin ranging from 0 to 50 basis points depending on the ratio of the Company's borrowed-money and certain other indebtedness to its trailing pro forma consolidated earnings before interest, income taxes, depreciation and amortization. At Invatec's option, loans may bear interest based on a designated London interbank offering rate plus a margin ranging from 100 to 200 basis points depending on the same ratio. The margin is subject to being reset from time to time. Commitment fees of 25 to 40 basis points per annum are payable on the unused portion of the line of credit. The Credit Facility has a $5.0 million sublimit for standby letters of credit. It requires the consent of the lenders for any acquisition involving a purchase price of greater than $5.0 million, prohibits the payment of dividends by Invatec, limits the amount of indebtedness the Company may incur and requires the Company to comply with certain financial covenants. The Credit Facility will terminate and all amounts outstanding, if any, thereunder, will be due and payable in September 2000. The Company's subsidiaries have guaranteed the repayment of, and the capital stock of those subsidiaries and the Company's accounts receivable and inventories will be collateral security for, all amounts owed under the Credit Facility. At November 30, 1997, the Company had no borrowings outstanding under the Credit Facility.

     At November 30, 1997, the Company's capitalization included approximately $3.3 million aggregate principal amount of 5.0% convertible subordinated notes due 2002 and $2.8 million aggregate principal amount of 5.5% convertible subordinated notes due 2004, which were issued as consideration in the acquisitions of PSI and Steam Supply, respectively. These notes are convertible into Common Stock at an initial conversion price of $16.90 per share (i) at the option of the holder in whole at any time and (ii) at the option of Invatec in whole at any time after the closing sales prices of the Common Stock for a period of 20 consecutive trading days beginning in 1999 exceeds $19.50 per share.

     The Company anticipates that its cash flow from operations will provide cash in excess of the Company's normal working capital needs, debt service requirements and planned capital expenditures for property and equipment for at least the next several years. On a combined basis, Invatec, SSI and the Acquired Businesses made capital expenditures of $1.9 million in fiscal year 1996 and $0.8 million during the first nine months of 1997. Invatec presently expects that the Company's capital expenditures during the balance of 1997 will total approximately $0.2 million (excluding acquisitions of businesses).

     The Company intends to pursue attractive acquisition opportunities. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. The Company expects to fund future acquisitions through the issuance of additional equity as well as through a combination of cash flow from operations and borrowings, including borrowings under the Credit Facility.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     Steam Supply and a Mobil Corp. unit are named defendants in a proceeding initiated by the City of Long Beach, California in October 1997 in a Long Beach municipal court. The complaint arises from an in-shop repair Steam Supply performed in February 1997, alleges the repair involved a release of hydrogen sulfide gas into the atmosphere in violation of the California Health & Safety Code and seeks monetary sanctions. Management of the Company believes this proceeding will not have any material adverse effect on the Company's financial condition or operating results.

     The Company is involved in various legal proceedings that have arisen in the ordinary course of business. The Company does not believe that any of these proceedings will have a material adverse effect on its financial condition or operating results.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     (a) Immediately prior to the closing of the IPO, William E. Haynes had sole voting power over all the outstanding shares of Common Stock through his direct ownership of shares and pursuant to two separate voting trusts (the "Voting Trusts") of which he was the voting trustee (in that capacity, the "Voting Trustee"). On the closing of the IPO, the Voting Trusts terminated pursuant to their respective terms and the voting power with respect to the shares of Common Stock previously subject thereto reverted to the beneficial owners of those shares.

     On October 20, 1997, Invatec's certificate of incorporation was amended to effect a 0.68-for-one reverse stock split of the then outstanding Common Stock. All Invatec share and per share information contained in this Report has been presented on a basis that gives effect to that reverse stock split.

     (b) The Credit Facility prohibits Invatec and its subsidiaries from (i) redeeming, retiring or otherwise acquiring, directly or indirectly, any shares of Common Stock and (ii) making any dividends or distributions of cash or property to any shareholder of Invatec, without the prior written consent of the lenders.

     (c) In March 1997, Invatec sold a total of 146,959 shares of Common Stock to certain of its executive officers (William E. Haynes, Charles F. Schugart and Frank L. Lombard) and CATS, for a total purchase price of $216.12. In June 1997, Invatec sold a total of 95,880 shares of Common Stock to its executive officers (Messrs. Haynes, Schugart, Denny A. Rigas, Lombard, John L. King and Douglas R. Harrington, Jr.) and CATS for a total purchase price of $141.00. These sales were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), by virtue of Section 4(2) thereof as transactions not involving any public offering.

     In June 1997, SSI issued $3.3 million aggregate principal amount of its 5.0% convertible subordinated notes to the former owners of PSI as partial payment of the purchase price for the stock of PSI. Invatec succeeded SSI as the obligor on those notes and, on the closing of the IPO, those notes became convertible into shares of Common Stock at an initial conversion price of $16.90 per share, subject to adjustment pursuant to customary anti-dilution provisions,
(i) at the option of the holder in whole at any time and (ii) at the option of Invatec in whole at any time after the closing sales prices of the Common Stock for a period of 20 consecutive trading days beginning in 1999 exceeds $19.50 per share. The sale of those notes (and the underlying rights to shares of Common Stock) was exempt, and Invatec's succession as the obligor thereon was exempt, from the registration requirements of the Securities Act by virtue of Section 4(2) thereof as transactions not involving any public offering. The issuance of shares of Common Stock on conversion of those notes will be exempt from those requirements pursuant to Section 3(a)(9) of the Securities Act.

     In July 1997, Invatec issued $2.8 million aggregate principal amount of its 5.5% convertible subordinated notes to the former owners of Steam Supply as partial payment of the purchase price for the stock of Steam Supply. On the closing of the IPO, those notes became convertible into shares of Common Stock at an initial conversion price of $16.90 per share, subject to adjustment pursuant to customary anti-dilution provisions, (i) at the option of the holder in whole at any time and (ii) at the option of Invatec in whole at any time after the closing sales prices of the Common Stock for a period of 20 consecutive trading days beginning in 1999 exceeds $19.50 per share. The sale of those notes (and the underlying rights to shares of Common Stock) was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof as transactions not involving any public offering. The issuance of shares of Common Stock on conversion of those notes will be exempt from those requirements pursuant to Section 3(a)(9) of the Securities Act.

     Before the completion of the IPO, Invatec issued shares of Common Stock in connection with the SSI Merger. Concurrently with the completion of the IPO, Invatec issued 115,383 shares of Common Stock in connection with its acquisition of SVS. These transactions were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof as not involving any public offering.

     Concurrently with the closing of the IPO, Invatec issued to Philip (i) an aggregate of 1,036,013 shares of Common Stock in repayment of an aggregate of $8.6 million of indebtedness owed by Invatec to Philip and (ii) 153,846 shares of Common Stock in redemption of 20,000 shares of SSI preferred stock issued by SSI to Philip and having an aggregate redemption price of $2.0 million. These conversions were (and the initial issuances of the securities evidencing these obligations were) exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof as transactions not involving any public offering.

     (d) The shares of Common Stock issued and sold in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (Reg. No. 333-31617), which was declared effective by the SEC subsequent to the end of the period covered by this Report, on October 21, 1997. That Registration Statement initially registered an indeterminate number of shares of Common Stock having a maximum aggregate offering price of $59,386,400. Subsequently, Invatec determined to offer 3,350,000 shares of Common Stock in the IPO and granted the underwriters a 30-day option to purchase up to 502,500 additional shares, solely to cover over-allotments. The IPO was completed through a syndicate of underwriters for which NationsBanc Montgomery Securities, Inc. and Furman Selz LLC acted as representatives.

     In the IPO, Invatec issued and sold 3,350,000 shares of Common Stock on October 28, 1997 at an initial public offering price of $13.00 per share, resulting in gross proceeds of $43,550,000. On November 5, 1997, Invatec issued and sold an additional 502,500 shares of Common Stock (the "Over-allotment Shares") on the exercise in full of the underwriters' over-allotment option granted in connection with the IPO, resulting in additional gross proceeds of $6,532,500. Following the closing of the sale of the Over-allotment Shares, the IPO terminated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On September 18, 1997, the Voting Trustee of the two Voting Trusts covering most of the outstanding shares of Common Stock and William E. Haynes, as the holder of all the remaining shares of Common Stock outstanding as of that date, approved by written consent (i) the amendment of Invatec's certificate of incorporation to effect a 0.68-for-one reverse stock split of the then outstanding shares of Common Stock and (ii) the form, terms and provisions of Invatec's 1997 Incentive Plan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits --

        EXHIBIT
         NUMBER                                                  DESCRIPTION
------------------------  ------------------------------------------------------------------------------------------
           2.1*      --   Stock Purchase Agreement dated as of December 28, 1996 by and among The Safe Seal Company,
                          Inc. ("SSI"), certain stockholders of Harley Industries, Inc. ("Harley") and Harley
                          (Form S-1 (Reg. No. 333-31617), Ex. 2.1).
           2.2*      --   Stock Transfer Agreement dated as of January 24, 1997 by and among SSI, a stockholder of
                          Harley, Harley and Harley Equipment Corporation (Form S-1 (Reg. No. 333-31617), Ex. 2.2).
           2.3*      --   Stock Purchase Agreement entered into on June 23, 1997 by and among the Company, Puget
                          Investments, Inc., Flickinger-Benicia Inc. and the stockholders named therein (Form S-1
                          (Reg. No. 333-31617), Ex. 2.3).
           2.4*      --   Stock Purchase Agreement dated as of July 15, 1997 by and among the Company, Industrial
                          Controls & Equipment, Inc., Valve Actuation & Repair Co. and the other parties thereto
                          (Form S-1 (Reg. No. 333-31617), Ex. 2.4).
           2.5*      --   Stock Purchase Agreement dated as of February 26, 1997 by and among SSI and the stockholders of GSV, Inc. (Form S-1 (Reg. No. 333-31617), Ex. 2.5).
           2.6*      --   Stock and Real Estate Purchase Agreement dated as of May 22, 1997 by and among SSI, Plant
                          Specialties, Inc. and the stockholders named therein (Form S-1 (Reg. No. 333-31617), Ex.
                          2.6).
           2.7*      --   Agreement and Plan of Reorganization dated as of June 27, 1997 by and among the Company,
                          Southern Valve Service, Inc. and the other parties thereto (Form S-1 (Reg. No. 333-31617),
                          Ex. 2.7).
           2.8*      --   Stock Redemption and Purchase Agreement dated as of June 27, 1997 by and among the
                          Company, Lee Roy Jordan, Ralph Buffkin and 55 Leasing and Sales, Inc. (Form S-1 (Reg. No.
                          333-31617), Ex. 2.8).
           2.9*      --   Agreement and Plan of Merger dated as of June 27, 1997 by and among the Company, IVT
                          Acquisition, Inc. and SSI, as amended as of August 15, 1997 (Form S-1 (Reg. No.
                          333-31617), Ex. 2.9).
           2.10*    --    Uniform Provisions for Acquisitions (Form S-1 (Reg. No. 333-31617), Ex. 2.10).
           3.1*      --   Certificate of Incorporation of the Company (Form S-1 (Reg. No. 333-31617), Ex. 3.1).
           3.2*      --   Bylaws of the Company (Form S-1 (Reg. No. 333-31617), Ex. 3.2).
           4.1*      --   Form of Certificate representing Common Stock (Form S-1 (Reg. No. 333-31617), Ex. 4.1).
           4.2*      --   Registration Rights Agreement dated as of June 9, 1997 by and among the Company and the stockholders listed on the signature pages thereto (Form S-1 (Reg. No. 333-31617), Ex.
                          4.2).
           4.3*      --   Registration Rights Agreement dated as of June 12, 1997 by and among the Company and the persons listed on the signature pages thereto (Form S-1 (Reg. No. 333-31617), Ex. 4.3).
           4.4*      --   Addendum to Registration Rights Agreement dated as of July 28, 1997 by and among the
                          Company and the holders listed on the signature pages thereto (Form S-1 (Reg. No.
                          333-31617), Ex. 4.4).
           4.5       --   Rights Agreement by and between the Company and ChaseMellon Shareholder Services, L.L.C.,
                          including form of Rights Certificate attached as Exhibit B thereto.
           4.6       --   Loan Agreement among the Company, Texas Commerce Bank National Association, as Agent and
                          as a lender, and the other lenders referred to therein.
                          Invatec and certain of its subsidiaries are parties to certain debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of
                          Invatec and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of
                          Item 601(b) of Regulation S-K, Invatec agrees to furnish a copy of such instruments to the
                          SEC on request.

          10.1*      --   1997 Incentive Plan of Innovative Valve Technologies, Inc. (Form S-1 (Reg. No. 333-31617),
                          Ex. 10.1).
          10.2*      --   Form of Employment Agreement dated as of January 27, 1997 between SSI and William E.
                          Haynes (Form S-1 (Reg. No. 333-31617), Ex. 10.2).
          10.3*      --   Form of Employment Agreement dated as of January 27, 1997 between SSI and Charles F.
                          Schugart (Form S-1 (Reg. No. 333-31617), Ex. 10.3).
          10.4*      --   Form of Employment Agreement dated as of May 6, 1997 between the Company and Denny A.
                          Rigas (Form S-1 (Reg. No. 333-31617), Ex. 10.4).
          10.5*      --   Consulting Agreement dated as of March 27, 1997 by and between Wasatch Capital Corporation and the Company (Form S-1 (Reg. No. 333-31617), Ex. 10.5).
          10.6*      --   Form of Indemnification Agreement between the Company and each of its directors and officers (Form S-1 (Reg. No. 333-31617), Ex. 10.6).
          27.1       --   Financial Data Schedule.

------------

* Incorporated by reference to the filing indicated.

(b)  Reports on Form 8-K --

     None.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Innovative Valve Technologies, Inc., has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INNOVATIVE VALVE TECHNOLOGIES, INC.

                                      __________________________________________
                                                   CHARLES F. SCHUGART
                                           CHIEF FINANCIAL OFFICER, SENIOR VICE
                                                       PRESIDENT --
                                                  CORPORATE DEVELOPMENT

Dated: December 2, 1997
                                       21