Form 10-K
period 1997-12-31
INNOVATIVE VALVE TECHNOLOGIES INC
filed 1998-03-26
CIK 1036442

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(Mark one) [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1997

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM                   TO

                       COMMISSION FILE NUMBER: 000-23231

                      INNOVATIVE VALVE TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                        76-0530346
    (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)
     2 NORTHPOINT DRIVE, SUITE 300                                77060
            HOUSTON, TEXAS                                      ZIP CODE
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE): (281) 925-0300

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                    -----------------------------------------
None                                                  Not applicable

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    Common Stock, par value $.001 per share
                                (Title of class)

                       Rights to Purchase Series A Junior
                         Participating Preferred Stock
                                (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 24, 1998, there were 8,698,026 shares of common stock, par value $.001 per share, of the Registrant issued and outstanding, 3,852,500 of which, having an aggregate market value of $64,067,075, based on the closing price per share of the common stock of the Registrant reported on the Nasdaq National Market on that date, were held by non-affiliates of the Registrant. For purposes of the above statement only, all directors and executive officers of the Registrant are assumed to be affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement related to the Registrant's 1998 Annual Stockholders Meeting are incorporated by reference into Part III of this report.

                               TABLE OF CONTENTS

                                                 PAGE
                                                 ----
                       PART I
Item  1. Business.............................      1
Item  2. Properties...........................     16
Item  3. Legal Proceedings....................     16
Item  4. Submission of Matters to a Vote of
           Security Holders...................     16

                       PART II
Item  5. Market for Registrant's Common Equity
           and Related Stockholder Matters....     17
Item  6. Selected Financial Data..............     18
Item  7. Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations......................     19
Item  8. Financial Statements and
           Supplementary Data.................     22
Item  9. Changes in and Disagreements with
           Accountants on Accounting and
           Financial Disclosure...............     22
                      PART III
Item 10. Directors and Executive Officers of
           the Registrant.....................     22
Item 11. Executive Compensation...............     22
Item 12. Security Ownership of Certain
           Beneficial Owners and Management...     22
Item 13. Certain Relationships and Related
           Transactions.......................     22
                       PART IV
Item 14. Exhibits, Financial Statement
           Schedules, and Reports on Form
           8-K................................     22

                                     ( i )

                                    PART I

ITEM 1.  BUSINESS

GENERAL

     Innovative Valve Technologies, Inc. ("Invatec") was formed in March 1997 to create the leading single-source provider of comprehensive maintenance, repair, replacement and value-added distribution services for industrial valves, piping systems and other process-system components (collectively, "repair and distribution services") throughout North America. To achieve this goal, Invatec has embarked on an aggressive acquisition program and is implementing a national operating strategy it has designed to enhance internal growth, market share and profitability.

     On October 28, 1997, Invatec (i) closed its initial public offering (the "IPO") of its common stock ("Common Stock") and (ii) consolidated seven established businesses (the "Initial Acquired Businesses") providing various repair and distribution services by means of two purchase transactions and a merger (the "SSI Merger") in which its affiliate, The Safe Seal Company, Inc. ("SSI"), became its subsidiary. Prior to those transactions, SSI had purchased three Initial Acquired Businesses in the first half of 1997 and Invatec had purchased one of these businesses in July 1997, but otherwise had not conducted any operations of its own. See "The Acquired Businesses" elsewhere in this
Item 1.

     A holding company, Invatec conducts its business through its operating subsidiaries. Unless otherwise indicated, references herein to (i) "Invatec" mean Innovative Valve Technologies, Inc. and (ii) the "Company" mean Invatec and its subsidiaries.

     Since October 1997 and through March 24, 1998, Invatec has purchased seven additional repair and distribution services businesses (the "Additional Acquired Businesses" and, together with the Initial Acquired Businesses, the "Acquired Businesses"). See "The Acquired Businesses" elsewhere in this Item
1. During the years ended December 31, 1996 and 1997, the Company's unaudited pro forma combined revenues were as follows (in thousands):

                                             1996        1997
                                          ----------  ----------
Initial Acquired Businesses.............  $   77,508  $   90,901
Additional Acquired Businesses..........      56,202      71,358
                                          ----------  ----------
Total Company...........................  $  133,710  $  162,259
                                          ==========  ==========

See Note 3 of the Notes to Consolidated Financial Statements of the Company in
Item 14 of this Report and Items 6 and 7 in this Report.

     The Acquired Businesses have been in business an average of 32 years, and the Company currently has 52 operating locations in the United States, one in Canada, two in Europe and one in the Middle East. Its principal executive offices are located at 2 Northpoint Drive, Suite 300, Houston, Texas 77060, and its telephone number at that address is (281) 925-0300. Invatec is a Delaware corporation.

INDUSTRY BACKGROUND

     OVERVIEW. Petrochemical and other chemical plants, petroleum refineries, pulp and paper mills, electric and other utilities and other industrial process facilities use industrial valves to direct and regulate the flow of feedstocks, intermediates, products and fuels in their process piping systems. Industrial valves, ranging in diameter from less than 1/2" to over 20 feet, serve as mechanical control, blocking and pressure-relief devices in piping applications involving a myriad of liquids, gases, dry materials, slurries and other substances. The service environments for industrial valves range from relatively benign to severe, and the useful life of an industrial valve can range from several hours to 30 years or more depending on the severity of its service and other factors. These factors include the materials comprising the valve, the quality of its manufacture and the frequency and quality of its repair. Classified by how they are powered, industrial valves may be divided into two broad categories: (i) those powered manually ("standard" valves); and (ii) those operated by actuators using electric, hydraulic or pneumatic power ("actuated" valves). Actuated valves include those originally installed as such and standard valves that have been upgraded. Valves of both types include rising stem valves ("RSVs"), such as globe, gate and diaphragm valves, and pressure safety, relief and safety-relief valves ("PRVs"). Process industries use PRVs to relieve excess pressure in process equipment, pressure vessels, boilers and pipelines in order to prevent explosions or other system damage. PRVs typically are designed to contain pressure up to a predetermined level (which is individually set for each valve) and then to open and relieve excess pressure in a controlled manner. Standard PRVs are self-operating and typically are spring loaded, while actuated PRVs typically are operated by a pilot controller that actuates the valve.

     Process systems consist of discrete units or trains of units which generally operate continuously under pressure. In many process industries, these systems handle corrosive substances and are subject to high cycling rates and extremes of pressure and temperature. Leaks occur as a result, and a principal source of leaks are valves using rising stems to direct their opening and closing. Original equipment manufacturers ("OEMs") use various packing materials to seal the stem area in RSVs, but these seals are vulnerable to the effects of friction and pressure and, in many cases, normal packing shrinkage and deterioration.

     The process systems in the industries the Company serves generally require emergency work and comprehensive scheduled periodic off-line repairs (called "turnarounds"). Emergency work is performed, if practicable, while the affected unit remains in operation and under pressure. On-line repairs historically have consisted of sealing leaking pipes and flanges with various enclosures and clamps and repacking leaking valves as interim measures pending the next scheduled turnaround. Turnarounds typically involve the shutdown of an entire process unit or trains of process units to permit the disassembly, repair and/or replacement and reassembly of component parts (including industrial valves), a process that can take from a few days to several months.

     The Company believes that the repair and distribution services sectors of its industry represent a current worldwide annual market of approximately $20.6 billion, of which North America accounts for approximately $9.2 billion, including approximately $3.7 billion attributable to repair services and approximately $5.5 billion attributable to distribution services.

     Manufacturers ("OEMs") of industrial valves generally sell their products through various independent distribution channels. The Company believes independent distributors and independent sales representatives selling directly to small retailers or to end users account for approximately 75% of new industrial valve sales in the United States, while direct sales by OEMs account for the balance. The types of distributors include (i) wholesalers selling commodity-type valves primarily to retailers, (ii) valve and pipefitting stocking distributors selling standard RSVs and quarter-turn valves, (iii) speciality flow control distributors selling actuated valves packaged with other control products as complete systems and (iv) full-line distributors selling all types of valves and valve-control systems. Value-added distribution services include the assembly, testing, sealing and certification of PRVs and customizing original equipment to meet the customer's specifications.

     Repair services include "on-line" repairs of valves, piping systems and other process-system components that continue to operate under pressure while the repair is made and "off-line" repairs involving the repair of valves and other process-system components that have been temporarily removed from a process system. Off-line repairs are made either at the customer's facility (an "on-site" repair) or in the repair service company's facility (an "in-shop" repair).

     In the United States, end users, distributors and repair companies perform most repair and distribution services, while OEMs generally offer these services only on a limited basis. The Company believes, on the basis of available market data, that (i) the independent repair and distribution services sectors include approximately 1,200 companies, consisting predominantly of small businesses operating in single geographic areas in proximity to their customers, and (ii) most of these companies have limited access to capital for modernization and expansion and limited exit strategies for their owners. The Company also believes that, as part of an overall emphasis on reducing operating costs, many end users are increasing their outsourcing of various non-revenue-producing activities, such as plant maintenance (including outsourcing of entire valve maintenance and management programs).

     The Company believes significant opportunities are available in the repair and distribution services sectors of its industry to a well-capitalized national company employing professionally trained service technicians and machinists and providing a full complement of on-line, on-site and in-shop repair services. It also believes the fragmented nature of its industry will provide it with significant opportunities to consolidate the capabilities and resources of a large number of existing repair and distribution services businesses.

     MARKET ENVIRONMENT AND TRENDS. The Company has targeted selected groups of end users in the following three categories of process industries in the United States, Canada and Mexico as its initial primary market for expanding its repair and distribution services: (i) petrochemical and other chemical plants, petroleum refineries and pulp and paper mills (process manufacturers); (ii) conventional and nuclear electric power plants and cogenerators and water and wastewater utilities (utilities); and (iii) crude oil and natural gas producers, gas processing plants and oil, gas and products pipelines (resource industries). The Company believes these targeted groups account for substantially all the approximately 140 million RSVs the Company believes currently are in service in North America and are heavy users of PRVs and other valves. These groups also are characterized by severe service applications in their processes which require valves that can endure corrosive substances, flammable and explosive materials, high cycling rates and extremes of pressure and temperature. The Company believes economic conditions (generally and in these targeted groups), technological developments and health, safety and environmental concerns drive the markets for repair services and value-added distribution services in these groups.

     The Company's targeted industries use industrial valves currently ranging in cost from less than $10 to more than $100,000. Historically, the extent to which general and specific industry economic conditions or forecasts spurred the construction of new plants or expansions of existing plant capacities has determined the demand for new industrial valves. The Company believes that (i) for a number of years, many companies in these industries lengthened the period of time between turnarounds to minimize the economic costs associated with turnarounds and delayed construction of new plant facilities and outlays of capital expenditures for improvements of existing facilities and, as a result,
(ii) they are using a large population of aged valves which will require increasing levels of repair and replacement. In recent years, various factors have led companies in these industries to undertake capital expenditure programs to retool their existing process operations with new or improved labor-, time-and other cost-reducing devices. The Company believes this trend has strengthened both the replacement market for industrial valves and the market for independent, comprehensive repair services.

     Because the Company's targeted industries generally manufacture or produce commodities, they compete generally on the basis of price with each other and, in many cases, with overseas companies having lower-cost labor pools or raw material or other competitive advantages. The downward pressure this competition places on prices has led to the trend in these industries to attempt to achieve operating efficiencies as a means of preserving or enhancing operating margins while remaining competitive in their markets. Also contributing to this trend are various technological developments that enable these industries to reduce operating costs by modernizing existing process systems and other plant operations or replacing existing process systems with new, more efficient systems. For example, some industries have developed new process technologies requiring equipment to operate under higher pressures and thus entailing the replacement or pressure-resetting of installed PRVs. Similarly, automation of valve and other process control devices and computerized information management systems enable these industries to use a smaller work force to perform essential non-revenue-producing services, while the emergence of reliable independent service providers using new technologies in areas such as valve repair service, inventory management and turnaround planning enables these industries increasingly to outsource these services, typically at a net savings. The Company believes that many companies in these industries have eliminated or severely reduced the size of their own repair crews and engineering staffs. In addition, in order to reduce the size of their purchasing departments and the costs of contract administration, these companies are trending towards using fewer in-house administrators overseeing a reduced number of vendors performing an increasing amount of services.

     The efforts of the Company's targeted industries to reduce their costs have led OEMs to design and tool for the manufacture of more energy-efficient and reliable valves. Because valve design and manufacture is capital intensive and price is a primary competitive factor in the sale of new valves, the Company believes that valve OEMs are under pressure to reduce their own costs and increasingly will evaluate the potential cost savings from outsourcing their assembly, sales and other functions and reducing the number of distributors they utilize and are required to monitor.

     Another factor driving certain of the Company's targeted industries towards spending for new valves and related products and new valve repair service technologies is the mandate of the federal Clean Air Act, as amended in 1990, that various process industries, including most of those the Company serves, use the maximum achievable control technology ("MACT") available (i) to minimize the occurrences of fugitive emissions from their process systems of certain volatile organic compounds or other hazardous air pollutants and (ii) to control the emissions that do occur. Regulations promulgated by the United States Environmental Protection Agency currently require the phase-in (first in newly constructed, reconstructed or modified process systems and then in existing unmodified systems) of MACT performance standards for all major source categories of hazardous air pollutants. To achieve compliance with the applicable performance standards, federal and state regulations require the process industries covered thereby to establish leak detection and repair programs incorporating specified protocols.

     The Company believes that increasingly stringent federal and state regulations and performance standards will increase demand for the Company's products and services. Industries subject to these standards now can monitor valves to quantify the amount of feedstock, intermediates, products or fuel which is being lost attributable to leaking valves and quantify the costs associated with these leaks. The Company believes these industries increasingly will seek to prevent and remedy leaking valves as efficiently and expeditiously as possible.

BUSINESS STRATEGIES

     To enhance its market position as a leading national provider of repair and distribution services, the Company is emphasizing growth through acquisitions of additional repair and distribution services businesses and is implementing a national operating strategy aimed at increasing internal growth and market share and enhancing profitability. These growth strategies focus on capitalizing on certain trends in the Company's targeted industries, including increased outsourcing, increased focus on reducing economic losses attributable to leaking valves and increasingly more stringent regulatory requirements applicable to process-system facilities.

     ACQUISITION STRATEGY. The Company has implemented an aggressive acquisition program to expand into additional markets and enhance its position in existing markets. Given the large size and fragmentation of the repair and distribution services industry, the Company believes there are numerous potential acquisition candidates in both the markets the Company currently serves and new markets.

     The Company seeks to acquire well established repair and distribution services companies in significant centers of its targeted process industries in North American markets. It also intends to make tuck-in acquisitions that provide access to additional customers, specialized services, new products or other strategic synergies. The Company evaluates the extent to which its acquisition candidates demonstrate the potential for substantial revenue and earnings growth when combined with the Company's existing operations. An important criterion for the Company's acquisition candidates (particularly candidates in new markets) is high-quality operating management and the desire of those persons to remain in place and continue running the acquired operations for an extended period of time. The Company employs a stock-based compensation program designed to help the Company retain its operating management personnel, develop a sense of proprietorship of those persons in the Company and align the interests of those persons with those of the Company's stockholders generally.

     The Company believes it is well positioned to implement its acquisition strategy because of: (i) its decentralized operating strategy; (ii) its visibility and access to financial resources as a public company; and (iii) its ability to provide acquired businesses and their owners with both liquidity and the opportunity to participate in the Company's growth and expansion. The Company cannot, however, predict the timing or success of, or the potential capital commitments associated with, its acquisition program. The Company's acquisition strategy presents risks that, singly or in any combination, could have a material adverse effect on its business and financial performance, and the success of that strategy depends on the extent to which the Company is able to acquire, successfully integrate and profitably manage additional businesses. See
"Factors That May Affect Future Results" elsewhere in this Item 1.

     The consideration for each acquisition varies on a case-by-case basis, with the major factors being historical operating results, the future prospects of the business to be acquired and the ability of that business to complement the services offered by the Company. As consideration for acquisitions, the Company uses various combinations of Common Stock, cash, convertible notes and promissory notes. To facilitate the use of Common Stock in acquisitions, the Company intends to register 5 million shares of Common Stock in April 1998 under the Securities Act of 1933, as amended (the "Securities Act") pursuant to a shelf registration statement on Form S-4. The extent to which the Company will be able or willing to use Common Stock in making future acquisitions, however, will depend on its market value from time to time and the willingness of potential sellers to accept it as full or partial payment. The Company has a $60 million revolving credit facility (the "Credit Facility") with a syndicate of commercial banks which it may use for acquisitions, working capital and other corporate purposes. At March 24, 1998, outstanding borrowings under the Credit Facility totaled $49.1 million. The Company's ability to finance future acquisitions may be limited by the extent to which it is able to raise capital for financing acquisitions, as well as to expand existing operations, through equity or debt financings. See "Factors That May Affect Future Results" elsewhere in this Item 1.

     The Company has not acquired and presently does not intend to acquire any valve manufacturing operations.

     NATIONAL OPERATING STRATEGY. The principal elements of the Company's national operating strategy are: (i) cross-selling repair and distribution services; (ii) capitalizing on the Company's geographic diversity to develop national and regional customer and OEM relationships; (iii) achieving cost efficiencies and standardizing and implementing "best practices;" and (iv) increasing internal growth through the roll-out of the Company's proprietary SafeSeal on-line valve repair system. See "Repair Services," "Distribution Services," "Operations" and "Sales and Marketing" elsewhere in this Item 1. Various factors may affect the extent to which the Company is able to implement this strategy successfully. See "Factors That May Affect Future Results" elsewhere in this Item 1.

THE ACQUIRED BUSINESSES

     INITIAL ACQUIRED BUSINESSES. The Initial Acquired Businesses are, in addition to SSI, Harley Industries, Inc. ("Harley"), Steam Supply & Rubber
Co., Inc. and three related entities (collectively, "Steam Supply"),
Industrial Controls & Equipment, Inc. and three related entities (collectively, "ICE/VARCO"), GSV, Inc. ("GSV"), Plant Specialties, Inc. ("Plant
Specialties"), and Southern Valve Service, Inc. (collectively with a related entity, "SVS").

     The Initial Acquired Businesses provide various repair and distribution services from locations in seventeen states and Canada to power and other utilities, petroleum refineries, petrochemical and other chemical plants, pulp and paper mills and other process industries. With the exception of SSI's on-line leak sealing and valve-packing restoration services, on-site and in-shop off-line repair services historically constituted substantially all the repair services the Initial Acquired Businesses performed.

     ADDITIONAL ACQUIRED BUSINESSES. Since the IPO and through March 24, 1994, the Company purchased seven Additional Acquired Businesses. See Notes 2, 3, and 18 of the Notes to Consolidated Financial Statements of the Company in Item 14 of this Report. As a result of these acquisitions, the Company has expanded its business to include on-line hot tapping and line stopping services both in the United States and abroad, repair and replacement of steam turbines and other repair services.

REPAIR SERVICES

     The Company provides a variety of off-line repair services (including both on-site and in-shop repair services) and on-line repair services for valves, piping systems and other process-system components. These services vary by industry and by process applications within each industry.

     OFF-LINE SERVICES. The Company's off-line services include: diagnosis and testing of valve performance, including nondestructive examination using dye penetrants and mag-particle testing; repair, rebuilding and replacement of RSVs, PRVs and other valves; custom-designing, machining and plating of pressure-sealed gaskets; repair and upgrading of standard valves of various types; repair and replacement of actuators and positioners used with actuated valves; and cleaning of valves used in chlorine, oxygen and other service applications; inspection, repair and replacement of steam turbine components; and reconditioning and casting babbitted bearings used as linings between stationary bearings and rotating shafts. Valve repair services include: replacing broken stems and other components with OEMs' parts or equivalent parts that the Company machines and fabricates; blasting valve interiors with metal shot to remove process residue and corroded material; welding overlays to refinish valve seats and other worn areas; upgrading standard valves with actuators and related parts; and modifying existing components to meet OEMs' specifications for repacking with new, pliable packing materials. In some locations, the Company also reconditions its customers' used valves, and remanufactures used valves (other than PRVs) it has purchased, typically at scrap metal value, to equal or exceed the original OEMs' specifications. It typically sells its remanufactured valves under a one-year warranty at a discount from the price of a comparable new valve. The Company intends to expand these services throughout its operations. As part of the repair process, the Company uses high-pressure air, steam and liquid lines and related instrumentation to test and certify the performance capabilities of the valves and other equipment it repairs.

     An important part of the Company's repair services is providing detailed documentation of the sources and types of the materials and components used to make repairs, the repair methods applied, the design specifications adhered to and test results. Customers can use this information in connection with their planning for future turnarounds and repairs. In addition, customers subject to federal and state fugitive emissions control regulations are required to maintain this information in their corrective action files.

     ON-LINE SERVICES. The Company's on-line services include (i) hot tapping and line stopping services; (ii) using conventional technologies to seal leaking pipes, flanges and valves as interim measures pending the affected system's next scheduled shutdown and turnaround and (iii) in the case of RSVs leaking as a result of the deterioration of their stem-packing materials, using the SafeSeal system to restore the packing materials generally to their original performance capabilities.

     Hot tapping involves the use of special equipment to cut into a piping system operating under pressure in order to connect a new pipe or other process-system component. Line stopping is a means of stopping flow and providing a shut-off in a piping system where none exists. This service enables the customer to isolate piping system lines for repairs, alterations or relocations. The Company provides these services to offshore pipelines as well as to onshore plants and pipeline systems.

     In performing interim on-line repairs, the Company designs line enclosures and flange clamps to meet customer-specific technical and engineering objectives and applicable industry and regulatory code requirements.

     In SafeSeal valve restorations, the Company uses a valveless injection fitting and a combination of specialized tools to inject the appropriate pliable (or "nonhardening") compound into the valve's packing gland. The compound supplements the existing packing to stop the leak and restore the sealing capability of the packing. Except in severe operating conditions, a trained technician using the SafeSeal system can complete an on-line restoration in less than one hour. In certain limited cases, two fittings and injections are required to seal the leak. The Company believes the SafeSeal system is safer, more effective and more cost-efficient than conventional on-line valve-repacking methods.

     OPERATING HAZARDS. The Company performs a significant portion of its repair services in refineries, chemical plants and other industrial facilities that process, produce, store, transport or handle potentially hazardous substances, including highly corrosive, flammable or explosive substances kept at extremes of temperature and pressure. These services are subject to the usual hazards associated with providing on-site services in these types of facilities. See "Litigation and Insurance" and "Factors That May
Affect Future Results" elsewhere in this Item 1.

DISTRIBUTION SERVICES

     The Company currently sells new valves and related instrumentation and other process-system components directly to its process-industry customers from a majority of its sales and service locations. In addition to purchasing valves from OEMs for resale, the Company also acts as a sales representative for a number of OEMs. In this capacity, it typically promotes the sale and distribution of the OEMs' products in designated territories for direct factory shipment to the customer and is compensated by the OEMs on a commission basis.

     At each sales location, the Company maintains inventories of valves and other equipment typically used by the process industries it serves from that location. Because customers place many of their orders in connection with new construction or planned turnarounds, the Company often is able to arrange for just-in-time deliveries of the original equipment required to fill these orders.

     The Company's value-added valve distribution services primarily involve the assembly, setting, testing and sealing of spring-loaded and pilot-operated PRVs and also include: assembling other original valves with optional components supplied by the same or different OEMs; customizing the original equipment for installation in the customer's process unit; combining two or more valves in configurations designed for specific process applications; and testing and calibrating, as applicable, individual components and accessories and complete equipment packages. As a part of its standard quality assurance program, the Company supplements the positive material identification information OEMs furnish to trace all materials they use in manufacturing their valves and other equipment with its own material certifications, testing certificates and full-assembly and test reports. Compiling this information (i) enables customers to comply with applicable internal and regulatory recordkeeping requirements and to demonstrate compliance with applicable industry and regulatory performance standards, (ii) facilitates the repair or replacement of component parts, and the reconditioning of entire valve assemblies, to the original design specifications and (iii) provides the initial step in a predictive valve maintenance program that uses actual operating histories to plan turnarounds and, by isolating the reasons for equipment failures, spurs the use of different or new materials and technologies.

OPERATIONS

     The Company operates on a decentralized basis, and the management of each operating company and each regional operating group is responsible for its day-to-day operations, growth and profitability. The Company has centralized and manages its cash management, auditing and internal control, employee benefits, financing, financial reporting, risk management and business acquisition activities at its corporate headquarters. It coordinates the sharing among its operating locations of financial resources for improved systems and expansion of services, training programs, financial controls, purchasing information and operating expertise. The Company's executive management team directs the development of the Company's marketing strategies and programs and is responsible for key national supplier and customer relationships. The Company has established standard reporting mechanisms to enhance its ability to monitor each local or regional operation and assimilate acquired businesses and is implementing performance-based incentive plans keyed to defined operational and productivity measurements and benchmarks. The Company periodically reviews the operations of the Company and other repair and distribution services businesses in order to identify the "best practices" the Company will implement throughout its operations. In order to reduce traditional corporate headquarters expenses (as a percentage of revenues) and increase efficiencies, the Company outsources various functions, including various personnel management and other human resource services, legal and tax services, risk management and management information systems design and implementation.

     The Company conducts its repair and distribution services operations through its local sales and service centers. It typically staffs its service centers with customer service and order entry personnel, repair coordinators and inventory, shipping and receiving and office personnel. The Company currently performs in-shop valve and other equipment assembly, testing and certification at many of its operating facilities. Most of these locations are authorized by various OEMs as centers for the assembly, sale and repair of their valves and other products and maintain various professional certifications by organizations such as the American Society of Mechanical Engineers ("ASME") and the National Board of Boiler & Professional Vessel Inspectors.

     The Company performs most of its on-site repair services on a scheduled basis in response to the customer's call. The Company also offers 24-hour emergency on-line and on-site repair services from many of its service locations.

     The Company operates mobile machine shops that allow its technicians to perform repair and installation functions at the facilities of its customers. These shops typically are self-contained trucks or trailers the Company equips with various combinations of lathes, milling machines, grinders, welding equipment, drill presses, test stands, work benches and hand tools. The Company maintains its mobile shops at various locations, and from time to time it will maintain a shop indefinitely at a customer's facility if the work so warrants.

     The Company utilizes its repair and maintenance personnel to remanufacture valves for sale at times of decreased demand for repair and maintenance activities. This incremental activity enables the Company to maintain sufficient staff to meet the high level of activity associated with turnarounds and to produce a valuable product in times of decreased activity. The Company has no significant new manufacturing operations.

SALES AND MARKETING

     The Company employs a direct sales force to conduct its marketing and sales activities. Most product and service orders are awarded by plant maintenance managers to a small number of pre-approved vendors, with little direct bidding for each job. More recently, plant owners have begun establishing sole-source relationships with large, well-insured vendors with reputations for efficient response, safe technicians and comprehensive service. The Company's sales and marketing efforts typically focus on one-on-one relationships with plant maintenance managers and turnaround planners and include regular visits to customer plants to ensure client satisfaction. Initial visits also typically involve demonstration of the Company's technical abilities at the plant or the Company's shop facilities. The Company regularly advertises in trade journals, participates in trade shows and conducts customer appreciation functions. The Company also has an organized national accounts program that targets large multi-location industrial customers.

     Many of the Company's customers are regional and national companies in the petroleum refining, chemical and pulp and paper industries and utilities.

     For 1997, none of the Company's customers accounted for 10% or more of the Company's pro forma combined revenues. While the Company is not dependent on any one customer, the loss of one of its significant customers could, at least on a short-term basis, have an adverse effect on the Company's results of operations.

     The Company generally seeks to enter into national or regional "blanket" contracts with its large customers. These contracts function to designate the Company as an approved service provider for a customer and establish certain standard terms and conditions for providing service to plants or other facilities owned or operated by that customer. Although these blanket contracts generally do not establish the Company as an exclusive provider of repair and distribution services, the Company believes they are an important consideration for plant managers and other decision makers in the usual process of selecting a vendor of the services the Company provides.

SUPPLIERS

     VALVES, PARTS AND FITTINGS. The Company purchases substantially all the new valves and other process-system components it distributes from OEMs. Its principal suppliers include Crosby Valve & Gauge Co., a unit of FMC Corporation, and units of Dresser Industries, Inc.

     RELATIONSHIPS WITH OEMs. The success of the Company as a value-added distributor of new valves and other process-system components and as a factory-authorized repair service provider depends on its relationships with the OEMs of these products. Except for its distribution agreements with OEMs, the Company generally has no contractual repair-services contracts with OEMs.

     The typical distribution agreement in the Company's industry specifies the territory or territories in which the distributor has the right and obligation to sell the OEM's products and the services (sales, assembly or repair) the distributor is authorized to, or must, perform. An OEM may (i) assign a territory on an exclusive or a nonexclusive basis, (ii) limit the range of the OEM's products the distributor may sell or service, (iii) authorize or restrict sales or services by the distributor outside the assigned territory, (iv) refuse to assign the distributor additional territories and (v) reserve to itself the right to deal exclusively with specified customers or classes of customers (for example, national accounts or engineering and construction companies) in the assigned territory. The Company believes the current fragmentation of the distribution sector of its industry reflects the traditional assignment by OEMs of territories on generally a local basis to distributors operating from a single facility.

     The typical distribution agreement may limit the distributor's role to that of sales representative acting on a commission basis or provide for purchases by the distributor for resales to end users. It also may impose requirements on the distributor concerning such matters as (i) minimum individual or annual purchase orders, (ii) maintenance of minimum inventories, (iii) establishment and maintenance of facilities and equipment to perform specified services and (iv) training of sales personnel and service technicians. Many OEMs closely monitor compliance with these requirements. The distribution agreement also typically
(i) grants the distributor the nonexclusive right to use and display the OEM's trademarks and service marks in the form and manner approved by the OEM and (ii) prohibits the distributor from offering products that compete with the OEM's products the distributor is authorized to sell.

     The Company's distribution agreements generally have indefinite terms and are subject to termination by either party on prior notice generally ranging from 30 to 90 days.

     The Company's business strategy could conflict with existing or future OEM distributor policies or programs. The Company believes, however, that it offers attractive benefits to OEMs. For large OEMs, it offers a cost-effective distribution alternative that promotes consistent quality and possesses significant financial and human resources. For small and mid-sized OEMs, it offers access to broader markets and expertise in marketing. In addition, the Company offers to all OEMs (i) a central source of market and usage data, including complete life histories of valves and other products, and (ii) a means of reducing their own selling costs through additional outsourcing of their assembly, testing, repair and certification services, reducing the number of distributors they are required to monitor and eliminating transition problems associated with local owner-operated distributorships. Although no assurance can be given that OEMs will not take actions that could materially adversely affect the Company's ability to implement its growth strategies and maintain its existing distribution services business, the Company believes that the combination of (i) the advantages it offers to OEMs and (ii) the desire of end users to reduce the number of their vendors should result in these issues being resolved on a mutually satisfactory basis.

HIRING, TRAINING AND SAFETY

     The Company seeks to ensure through its hiring procedures and continuous training programs and the training programs its OEMs offer that (i) its product-assembly and service technicians and machinists meet the performance and safety standards the Company and its OEMs, professional and industry codes and federal, state and local laws and regulations have established and possess the required ASME, factory or other certifications and (ii) its sales personnel are trained thoroughly in the selection, application, adaptation and customization of the products it distributes and types of repair services it offers.

     Because on-line and on-site repair services often are performed in emergency situations under dangerous circumstances, the Company provides its technicians with extensive classroom and field training and supervision and establishes and enforces strict safety and competency requirements, including physical exams and periodic drug testing in some cases. The Company's training programs for its on-site repair technicians must meet requirements of the Occupational Safety and Health Administration ("OSHA") respecting, among other matters, release detection procedures, appropriate work practices, emergency procedures and other measures these technicians can take to protect themselves and the environment.

COMPETITION

     The markets for the Company's repair and distribution services generally are highly competitive. The Company believes the principal competitive factors in a distributor's sale of new valves and other process-system components directly to industries in the distributor's market include price and the ability of the distributor to offer on a timely basis a wide selection of the new, better-performing valves and components OEMs have designed to meet the needs of these industries. Factors affecting delivery time include inventory size and accessibility and whether, in the case of PRVs and certain other valves, the OEM or the distributor assembles, sets, tests and seals, or otherwise customizes, the valve. The Company believes its assembly and testing facilities enable it generally to deliver valves ready for installation faster than the relevant OEM. In the case of repair services, the Company believes the principal competitive factors are quality and availability of service (including emergency service and documentation of valve histories), price, use of OEM-approved replacement parts, familiarity with the OEMs' products and local brand equity of the repair business.

     In its distribution operations, the Company competes with the direct sales forces and distribution networks of OEMs offering the same or comparable lines of products. The success of the Company as a provider of value-added distribution services depends on the extent to which the OEMs with which it has distribution arrangements are able to create a demand for their products in the territories they assign the Company. Factors affecting this demand include, in addition to price, product quality and performance (including durability and safety), delivery time and the relative strengths of the brand name and marketing ability of the OEM.

     The Company competes for repair services business with other repair service businesses and, to a lesser extent, with OEMs, and customers' in-house maintenance crews. Some of its competitors may have lower overhead cost structures and, consequently, may be able to provide their services at lower rates than the Company. The Company's competitors for on-line repairs include two national competitors (the Furmanite Division of Kaneb Services, Inc. and Team, Inc.) and several regional competitors. Competition in the market for off-line repair services is highly fragmented, although certain competitors may have dominant positions in some of the local markets they serve.

RESEARCH AND DEVELOPMENT

     The Company conducts research and development to improve the quality and efficiency of its services. Research and development activities include (i) developing new technologies and compounds for repairs, (ii) both in-house and extensive field testing of new technology to be used in conjunction with the Company's repair service operations and (iii) assisting the Company's sales organization and customers with special projects.

     Through its research and development efforts, the Company is developing an air-driven friction welding device and related processes it intends to market as the SafeWeld system. Although there can be no assurance the SafeWeld system will be commercially successful, the Company believes this system will be a significant enhancement to the SafeSeal system.

INTELLECTUAL PROPERTY

     The Company holds various United States and foreign patents, including some relating to the Safe Seal system. It does not consider any individual patent to be presently material to its consolidated business and believes its future success will depend more on its technological capabilities and the application of know-how in the conduct of that business. The Company enjoys service and product name recognition, principally through various common law trademarks.

     For information respecting a license to certain of the Company's technology under certain of its patents pertaining to the SafeSeal system. See "Factors That May Affect Future Results" elsewhere in this Item 1.

EMPLOYEES

     At December 31, 1997, the Company had approximately 800 full-time employees. Approximately 15 are members of the United Steelworkers of America, AFL/CIO union. None of the Company's other employees are represented by a union. Management believes the Company's relations with its employees are satisfactory. The Company's future success will depend, in part, on its ability to attract, retain and motivate highly qualified technical, marketing, engineering and management personnel.

     The repair services business is characterized by high turnover rates among field service technicians. Although the Company believes its turnover rate for field service technicians is below the industry average, the Company's turnover rate for these employees is high relative to the Company's other employees. The Company seeks to attract and retain qualified service technicians and other technical field personnel by providing competitive compensation packages. It has never experienced a prolonged shortage of qualified personnel in any of its operations (and does not currently anticipate any such shortage), but if demand for repair services were to increase rapidly, retention of qualified field personnel might become more difficult without significant increases in compensation.

FACILITIES

     The Company leases or owns 52 operating facilities in the United States, one in Canada, two in Europe and one in the Middle East. It holds most of these facilities under lease. The facilities consist principally of sales and services, remanufacturing and administrative facilities. The Company believes its facilities are adequately maintained and sufficient for its planned operations at each location.

     The Company's prinicpal executive and administrative offices are located in Houston, Texas.

GOVERNMENTAL REGULATION AND ENVIRONMENTAL MATTERS

     A wide range of federal, state and local regulations relating to health, safety and environmental matters applies to the Company's business. The Company's in-shop reconditioning and remanufacturing of used valves frequently involves the use, handling, storage and contracting for the disposal or recycling of a variety of substances or wastes considered hazardous or toxic. Environmental laws are complex and subject to frequent change. These laws impose "strict liability" in some cases without regard to negligence or fault. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Certain environmental laws provide for joint and several strict liability for remediation of spills and releases of hazardous substances. In addition, businesses may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources. These laws and regulations also may expose the Company to liability for the conduct of or conditions caused by others, or for acts of the Company which complied with all applicable laws when performed. No assurance can be given the Company's compliance with amended, new or more stringent laws or regulations, stricter interpretations of existing laws or the future discovery of environmental conditions will not require additional, material expenditures by the Company. OSHA regulations also apply to the Company's business, including requirements the Company's training programs must meet. See "Hiring, Training and Safey" elsewhere in this Item 1. Future acquisitions by the Company also may be subject to regulation, including antitrust reviews.

     The Company believes it has all material permits and licenses required to conduct its operations and is in substantial compliance with applicable regulatory requirements relating to its operations. The Company's capital expenditures relating to environmental matters were not material on a pro forma combined basis in 1997. The Company does not currently anticipate any material adverse effect on its business or financial position as a result of its future compliance with existing environmental laws and regulations controlling the discharge of materials into the environment.

LITIGATION AND INSURANCE

     Steam Supply and a Mobil Corp. unit are named defendants in a proceeding initiated by the City of Long Beach, California in October 1997 in a Long Beach municipal court. The complaint arises from an in-shop repair Steam Supply performed in February 1997, alleges the repair involved a release of hydrogen sulfide gas into the atmosphere in violation of the California Health & Safety Code and seeks monetary sanctions. Management of the Company believes this proceeding will not have any material adverse effect on its financial condition or operating results.

     The Company is, from time to time, a party to litigation arising in the normal course of its business, most of which involves claims for personal injury and property damage allegedly incurred in connection with its operations. It currently is not involved in any litigation it believes will have a material adverse effect on its financial condition or results of operations.

     The Company maintains insurance in such amounts and against such risks as it deems prudent, although no assurance can be given that such insurance will be sufficient under all circumstances to protect the Company against significant claims for damages. The occurrence of a significant event not fully insured against could materially and adversely affect the Company's financial condition and results of operations. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at commercially reasonable rates or on acceptable terms.

YEAR 2000 ISSUE

     The Company is reviewing its computer programs and systems to ensure that the programs and systems will function properly and be Year 2000 compliant. In this process, the Company expects to replace some existing systems and upgrade others. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems. The estimated cost of these efforts are not expected to be material to the Company's financial position or any year's results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     This report contains statements of management's plans and objectives and other "forward-looking statements" that involve a number of risks, uncertainties and assumptions. No assurance can be given that actual results will not differ materially from these statements as a result of various factors, including the following:

     The ability of the Company to improve its operating results depends on the extent to which its business strategies for growth succeed. No assurance can be given that the Company will not encounter unforeseen costs, delays or impediments in implementing these strategies, that these strategies will produce the benefits management expects or that these strategies will be successful.

     The Company's business strategies for growth focus primarily on acquiring additional businesses providing repair and distribution services. This acquisition strategy presents risks that, singly or in any combination, could materially adversely affect the Company's business and financial performance. These risks include (i) the adverse effects on existing operations which could result from the diversion of management attention and resources to acquisitions,
(ii) the possible loss of acquired customer or supplier bases and key personnel, including service technicians and machinists, and (iii) the contingent and latent risks (including environmental risks) associated with the past operations of and other unanticipated problems arising in the acquired businesses. The success of the Company's acquisition strategy will depend on the extent to which the Company is able to acquire, successfully integrate and profitably manage additional businesses. In this connection, if competition for acquisition candidates develops, the cost of acquiring businesses could increase materially, and some competitors may have greater resources than the Company to finance acquisition opportunities and may be willing to pay higher prices than the Company for the same opportunities. Acquisitions accounted for as purchases may result in substantial annual non-cash amortization charges for goodwill and other intangible assets in the Company's statements of operations.

     The Company's acquisition strategy will require substantial capital. The Company intends to finance future acquisitions with future free cash flow, by borrowing under the Credit Facility and through issuances of shares of Common Stock or debt securities, including convertible debt securities. Using internally generated cash or debt to complete acquisitions could substantially limit the Company's operational and financial flexibility. The extent to which the Company will be able or willing to use shares of Common Stock to consummate acquisitions will depend on its market value from time to time and the willingness of potential sellers to accept it as full or partial payment. No assurance can be given the Company will be able to obtain the capital it will need to finance a successful acquisition program and its other cash needs. If the Company is unable to obtain additional capital on acceptable terms, it may be required to reduce the scope of the expansion it presently anticipates, which could materially adversely affect its growth. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Item 7 of this Report.

     Factors affecting the Company's ability to generate internal growth include the extent to which it is able to (i) establish efficient centralized financial and other administrative systems to replace the separate systems the businesses it acquires have used and otherwise integrate these businesses into a cohesive, efficient enterprise, (ii) expand the range of repair services of the Acquired Businesses and other businesses it may acquire, (iii) leverage its relationships with customers in existing markets into work for those customers in other markets where they currently use the services of competitors and (iv) reduce overhead costs of acquired businesses. No assurance can be given the Company will be able to market its SafeSeal technology successfully as being safer, more effective and more cost-efficient than other available on-line valve repair methods. Factors affecting the Company's ability to expand services include the extent to which it is able to attract and retain qualified operating management, service technicians and machinists in existing and new areas of operation and train its technicians to use the SafeSeal technology and other new technologies that become available.

     The businesses of most of the Company's industrial customers, particularly refineries and chemical, power and pulp and paper plants, tend to be cyclical. Margins in those industries are highly sensitive to demand cycles, and the Company's customers in those industries historically have tended to delay large capital projects, including expensive turnarounds, during down cycles. As a result, the Company's business and results of operations may reflect the cyclical nature of the various industries it serves.

     The Company performs a significant portion of its repair services in refineries, chemical plants and other industrial facilities that process, produce, store, transport or handle potentially hazardous substances, including highly corrosive, flammable or explosive substances kept at extremes of temperature and pressure. These services (i) include sealing leaks and repairing valves on process units operating under pressure, (ii) typically involve a combination of individuals and machinery operating in restricted work areas and
(iii) are subject to the usual hazards associated with providing on-site services in these types of facilities, such as pipeline leaks and ruptures, explosions, fires, oil and chemical spills, discharges or releases of toxic substances or gases. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage and may result in suspension of operations of all or part of the facility being serviced. If a catastrophic event occurs at a plant to which the Company provides services, the Company may have to defend itself against large claims. It maintains insurance coverage in the amounts and against the risks it believes accord with industry practice, but this insurance does not cover all types or amounts of liabilities. No assurance can be given either (i) this insurance will be adequate to cover all losses or liabilities the Company may incur in its operations or (ii) the Company will be able to maintain insurance of the types or at levels it deems necessary or adequate or at rates it considers reasonable.

     The markets for the Company's repair and distribution services generally are highly competitive. Some of its competitors may have lower overhead cost structures and, consequently, may be able to provide their services at lower rates than the Company or require the Company to lower its gross margins.

     The success of the Company may depend in part on its ability to obtain and protect patents and other intellectual property rights covering its products and services. One of the Company's customers has a license to certain of the Company's technology under certain of its patents pertaining to the SafeSeal system. Although, to the knowledge of the Company, that customer has not pursued the development of technology that would compete with the SafeSeal system (and instead has opted to continue outsourcing on-line valve repair service work to the Company), there can be no assurance it will not elect to do so in the future. Moreover, there can be no assurance others will not independently develop substantially equivalent or better technology that would be free of the Company's patents and other intellectual property rights. See "Intellectual Property" elsewhere in this Item 1.

     A wide range of federal, state and local regulations relating to health, safety and environmental matters applies to the Company's business. See "Governmental Regulation and Environmental Matters" elsewhere in this Item 1.
No assurance can be given the Company's compliance with current, amended, new or more stringent laws or regulations, stricter interpretations of existing laws or the future discovery of environmental conditions will not require additional, material expenditures by the Company. Future acquisitions by the Company also may be subject to regulation, including antitrust reviews.

     The success of the Company's operations will depend on the continuing efforts of its executive officers and the senior management of the Acquired Businesses and likely will depend on the senior management of any significant businesses the Company acquires in the future. The business or prospects of the Company could be affected adversely if any of these persons do not continue in their respective management roles after joining the Company and the Company is unable to attract and retain qualified replacements. The ability of the Acquired Businesses (other than SSI) and any additional repair services companies the Company may acquire to include the SafeSeal system in their services will require the training of their service technicians in the use of the technology, and the success of the Company's growth strategy generally, as well as the Company's current operations, will depend on the extent to which it is able to retain, recruit and train qualified sales personnel, service technicians and machinists who meet the Company's standards of service to customers.

     The success of the Company as a value-added distributor of new valves and other process-system components depends on its relationships with the OEMs for which it distributes products. In these relationships, the Company acts either as a sales representative on a commission basis for direct sales by the OEM to the end user or purchases products on a discount basis for resale, generally on a value-added basis. OEMs typically exercise a great deal of control over their distributors. An OEM may assign a territory to a distributor on an exclusive or nonexclusive basis, refuse to assign additional territories to its distributors and reserve the right to sell directly to customers in an assigned territory. The typical distribution agreement is terminable at will on relatively short prior notice and restricts the ability of the distributor to offer similar products made by another OEM. The Company's business strategy has caused concern by some OEMs and could conflict with existing or future OEM distributor policies or programs. Actions taken by OEMs to exploit their bargaining positions with the Company could materially adversely affect the Company's ability to implement its growth strategies and maintain its existing distribution services business. See "Suppliers -- Relationships With OEMs" elsewhere in this Item 1.

     The success of the Company as a value-added distributor also depends on the extent to which its OEMs are able to create demand for their products in the markets the Company serves. Factors affecting this demand include, in addition to price, product quality and performance (including durability and safety) and delivery time, the relative strengths of the brand names and the marketing abilities of the OEMs. See "Competition" elsewhere in this Item 1.

EXECUTIVE OFFICERS

     The following table sets forth certain information as of March 1, 1998 concerning each of the executive officers of Invatec:

             NAME                AGE            POSITION
------------------------------   --- ------------------------------
William E. Haynes.............   54  Chairman of the Board,
                                     President and Chief Executive
                                     Officer
Charles F. Schugart...........   38  Chief Financial Officer,
                                     Senior Vice
                                     President -- Corporate
                                     Development, Treasurer and
                                     Secretary
Denny A. Rigas................   53  Senior Vice
                                     President -- Technology and
                                     Marketing
Pliny L. Olivier..............   52  Senior Vice
                                     President -- Operations
Douglas R. Harrington, Jr.....   33  Vice President and Corporate
                                     Controller
John L. King..................   27  Vice President -- Corporate
                                     Development
Timothy M. LeFevre............   35  Vice President -- Corporate
                                     Marketing Programs
Frank L. Lombard..............   54  Vice President -- Corporate
                                     Development
Curry B. Walker...............   62  Vice President -- Quality,
                                     Safety and Engineering

     Invatec's executive officers are appointed annually by the Invatec Board of Directors (the "Board of Directors") to serve for the ensuing year or until their respective successors have been duly appointed. The executive officers listed above have had the business experience indicated below during the last five years.

     WILLIAM E. HAYNES has been Chairman of the Board since May 1997 and President and Chief Executive Officer since March 1997. He also has served as President and Chief Executive Officer of SSI from November 1996 until 1997. From July 1992 through December 1995, Mr. Haynes served as President and Chief Executive Officer of LYONDELL-CITGO Refining Company Ltd. He served in various executive capacities for Lyondell Petrochemical Company from 1985 to 1993 and in various technical, management and executive positions with Atlantic Richfield commencing in 1967. Mr. Haynes is also a director of Philip Services Corp., an industrial and environmental services company.

     CHARLES F. SCHUGART has been Chief Financial Officer since March 1997 and has been Senior Vice President -- Corporate Development since July 1997. He previously served for over 12 years in a variety of capacities with Arthur Andersen LLP, including most recently as Senior Manager. Mr. Schugart is a Certified Public Accountant.

     DENNY A. RIGAS has been Senior Vice President -- Technology and Marketing since May 1997. From 1993 to May 1997, Mr. Rigas served as an executive vice president and general manager of the Triconex Corporation, a manufacturer of integrated safety systems for process-system industries. Mr. Rigas has a total of 30 years of domestic and international experience in the oil and gas hydrocarbon processing, process, pipeline, power, marine and other industries. He has served in executive and sales/marketing management positions in the last 18 years with, among others, a subsidiary of Rockwell International Corporation, Lummus Crest and Foster Wheeler. Mr. Rigas is a registered professional engineer in the State of Texas.

     PLINY L. OLIVIER has been Senior Vice President -- Operations of Invatec since March 1998. Prior thereto Mr. Olivier had been President of GSV since November 1985.

     DOUGLAS R. HARRINGTON, JR. has been Vice President and Corporate Controller since March 1997 and has served in the same capacities for SSI since February 1997. Prior to February 1997, he served in various capacities, including most recently as Controller -- U.S. Operations for Gundle/SLT Environmental, Inc. from March 1992 through May 1995 and from January 1996 until February 1997. From May 1995 through December 1995, Mr. Harrington served as Senior
Manager -- Accounting for BSG Consulting, Inc. Prior to March 1992, he served for more than five years in a variety of capacities with Arthur Andersen LLP, including most recently as an audit manager. Mr. Harrington is a Certified Public Accountant.

     JOHN L. KING has been Vice President -- Corporate Development since March 1997. Prior to March 1997, he served for over five years in a variety of capacities with Arthur Andersen LLP, including most recently as an audit manager. Mr. King is a Certified Public Accountant.

     TIMOTHY M. LEFEVRE has been Vice President -- Corporate Marketing Programs since June 1997. From 1994 through June 1997, he served as Vice
President -- Corporate Marketing of Triconex Corporation. From 1992 through 1994, Mr. LeFevre served in a variety of technical and marketing capacities for Allen-Bradley Company, a subsidiary of Rockwell International Corporation.

     FRANK L. LOMBARD has been Vice President -- Corporate Development since March 1997 and has served in the same capacity for SSI from August 1993 until March 1997. From 1982 until joining SSI in 1993, he served as President of Westheimer Financial Group, Inc., a privately held investment banking and corporate finance advisory firm in Houston, Texas.

     CURRY B. WALKER has been Vice President -- Quality, Safety and Engineering since July 1997. Prior to July, Mr. Walker served as President of Plant Specialties for over 10 years.

ITEM 2.  PROPERTIES

     This item incorporates by this reference the information appearing under the caption "Facilities" in Item 1 of this Report.

ITEM 3.  LEGAL PROCEEDINGS

     This Item incorporates by this reference the information appearing under the caption "Litigation and Insurance" in Item 1 of this Report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since October 1997, the Common Stock of Invatec has been quoted on the Nasdaq National Market under the symbol "IVTC." As of March 24, 1998, there were 8,698,026 shares of Common Stock outstanding, held by approximately fifty-five stockholders of record. The number of record holders does not necessarily bear any relationship to the number of beneficial owners of the Common Stock.

     The following table sets forth the range of high and low sale prices for the Common Stock on the Nasdaq National Market for the periods indicated:

                                            HIGH        LOW
                                          ---------  ---------
Year ended December 31, 1997
          4th quarter (October 23 to
        December 31)....................  $   20.25  $   15.75

     The last reported sale price of the Common Stock on the Nasdaq National Market on March 24, 1998 was $16.63 per share.

     Invatec has not paid or declared any dividends since its formation and currently intends to retain earnings to finance the expansion of its business. Any future dividends will be at the discretion of the Board of Directors after taking into account various factors deemed relevant by the Board of Directors, including the Company's financial condition and performance, cash needs and expansion plans, income tax consequences and the restrictions Delaware and other applicable laws and its credit facilities then impose. The Credit Facility prohibits the payment of dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Item 7 of this Report and Note 7 of the Notes to Consolidated Financial Statements of the Company in Item 8 of this Report.

     During the period from the closing of the IPO on October 28, 1997 to December 31, 1997, Invatec issued 70,278 shares of Common Stock and $6.4 million aggregate principal amount of promissory notes convertible into shares of Common Stock (the "Convertible Notes") that were not registered under the Securities Act. Invatec issued those securities as part of the purchase prices it paid in separate acquisitions of Additional Acquired Businesses. The closing date of those acquisitions was December 17, 1997. These sales were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof as transactions not involving any public offering. Each acquisition involved a limited number of owners.

     The shares of Common Stock issued and sold in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (Reg. No. 333-31617) which the Securities and Exchange Commission (the "Commission") declared effective on October 21, 1997. That Registration Statement initially registered an indeterminate number of shares of Common Stock having a maximum aggregate offering price of $59,386,400. Subsequently, Invatec determined to offer 3,350,000 shares of Common Stock in the IPO and granted the underwriters a 30-day option to purchase up to 502,500 additional shares to cover over-allotments. The IPO was completed through a syndicate of underwriters for which NationsBanc Montgomery Securities LLC and Furman Selz LLC acted as representatives.

     The expenses Invatec incurred for its account in connection with the IPO consisted of a total underwriting discount of $3,505,775 and audit, legal, printing and other expenses of $2,554,819. Invatec's payment of these expenses did not constitute direct or indirect payments to any of its directors or officers or their associates, any person owning 10% or more of the Common Stock or any of its affiliates, except as follows: these expenses included approximately $1,500,000 paid to unrelated parties with a loan from Philip Services Corp. (collectively with its subsidiaries, "Philip") which Invatec repaid with proceeds from the IPO.

     Invatec's net offering proceeds from the IPO totaled $44,021,906 after deducting the $6,060,594 of offering expenses. Invatec applied these proceeds as follows: (in thousands):

Repayment of indebtedness(2)............  $  29,745
Acquisitions of other businesses(1).....     12,491
Working capital.........................        833
Payment of insurance premiums...........        423
Payment of bonuses to executive
  officers..............................        330
Advances to an executive officer for
  moving costs..........................        100
Loan to an executive officer............        100
                                          ---------
     Total..............................  $  44,022(3)
                                          =========

------------

(1) Included $3,628 used to pay indebtedness of acquired businesses.

(2) Included $2,982 paid to Philip, but excluded $1,500 paid to Philip and classified as offering expenses.

(3) Except for the payment to Philip referred to in Note (2) and the $530 paid to or for the account of executive officers, Invatec's application of its net offering proceeds did not constitute direct or indirect payments to any of its officers or directors or their associates, any person owning 10% or more of the Common Stock or any of its affiliates.

ITEM 6.  SELECTED FINANCIAL DATA

     The Company's financial statements present SSI as the "accounting acquirer" in the acquisitions Invatec effected through October 31, 1997. Consequently, the Company's historical financial statements for periods ended on or before that date are SSI's historical consolidated financial statements, and in this Item 6 the term "Company" means (i) SSI and its consolidated subsidiaries prior to that date and (ii) Invatec and its consolidated subsidiaries on that date and thereafter. The following selected historical financial information derives from the Company's audited financial statements for each year in the four-year period ended December 31, 1997 and the Company's unaudited financial statements for the year ended December 31, 1993. The Company prepared the audited statements and the unaudited statements on the same basis. See the historical financial statements and notes thereto included elsewhere herein.

                                                         YEAR ENDED DECEMBER 31
                                          -----------------------------------------------------
                                            1993       1994       1995       1996      1997(1)
                                          ---------  ---------  ---------  ---------  ---------
                                                             (IN THOUSANDS)
HISTORICAL STATEMENT OF OPERATIONS
  INFORMATION:
    Revenues............................  $   1,787  $   2,547  $   2,852  $   3,888  $  58,621
    Gross profit........................        959      1,276      1,268      1,512     18,800
    Selling, general and administrative
      expenses..........................      1,221      1,268      1,853      1,917     16,805
    Special compensation expense (1)....     --         --         --             38      7,614
    Income (loss) from operations.......       (262)         8       (585)      (443)    (5,619)
    Interest income (expense), net......         (1)        (7)        10         28     (2,901)
    Other income (expense), net.........     --           (282)      (930)    --             (3)
    Loss before income taxes............       (263)      (281)    (1,505)      (415)    (8,523)
    Net loss............................  $    (263) $    (281) $  (1,505) $    (415) $  (7,500)
                                          =========  =========  =========  =========  =========
HISTORICAL BALANCE SHEET INFORMATION:
    Working capital (deficit)...........  $     163  $    (202) $     823  $     (13) $  21,232
    Total assets........................        623        668     23,109      2,228    105,432
    Total debt, including current
      portion...........................         25         93     --            589     29,527
    Stockholders' equity (deficit)......         44        (75)    (1,075)    (1,394)    59,869

------------

(1) Non-cash, non-recurring special compensation expenses of $7.6 million attributable to certain awards of stock and stock options and certain stock sales and financing fees of $1.0 million (included in interest expense) related to guarantees by Philip. See Note 2 of the Notes to Consolidated Financial Statements of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company derives its revenues principally from (i) its sales of industrial valves and other process-system components to its process-industry customers and its commissions manufacturers of these products pay in connection with their direct sales of their products and (ii) performance of comprehensive, maintenance, repair, replacement and value-added distribution services of industrial valves and process-system components for these customers. Cost of operations consists principally of direct costs of valves and components sold, coupled with labor and overhead costs connected with the performance of repair services. Selling, general and administrative expenses consist principally of compensation and benefits payable to owners and to sales, management and administrative personnel and insurance, depreciation and amortization and other related expenses.

     Invatec is in the process of integrating the Acquired Businesses and their operations and administrative functions. This process may present opportunities to reduce costs through eliminating duplicative functions and operating locations and developing economies of scale, particularly as a result of the Company's ability to (i) consolidate insurance programs, (ii) borrow at lower interest rates than the Acquired Businesses, (iii) obtain greater discounts from suppliers and (iv) generate savings in other general and administrative areas. The Company cannot currently quantify these anticipated savings and expects these savings will be partially offset by incremental costs that the Company expects to incur, but also cannot currently quantify accurately. These costs include those associated with corporate management and administration, being a public company, systems integration and facilities expansions and consolidations. The expected savings and incremental costs may render historical operating results not comparable to, or indicative of, future performance.

     The Company's financial statements present SSI as the "accounting acquirer" in the acquisitions Invatec effected through October 31, 1997. Consequently, the Company's historical financial statements for periods ended on or before that date are SSI's historical consolidated financial statements, and in this discussion the term "Company" means (i) SSI and its consolidated subsidiaries prior to that date and (ii) Invatec and its consolidated subsidiaries on that date and thereafter.

RESULTS OF OPERATIONS

     HISTORICAL

     The following table sets forth selected financial information of the Company and that information as a percentage of the Company's revenues for the years indicated (dollars in thousands):

                                                            YEAR ENDED DECEMBER 31
                                       ----------------------------------------------------------------
                                               1995                  1996                  1997
                                       --------------------  --------------------  --------------------
Revenues.............................  $   2,852        100% $   3,888        100% $  58,621        100%
Cost of operations...................      1,584         56      2,376         61     39,821         68
                                       ---------        ---  ---------        ---  ---------        ---
Gross profit.........................      1,268         44      1,512         39     18,800         32
Selling, general and administrative
  expenses...........................      1,853         65      1,917         49     16,805         29
Special compensation expense.........     --             --         38          1      7,614         13
                                       ---------        ---  ---------        ---  ---------        ---
Loss from operations.................  $    (585)       (21) $    (443)       (11) $  (5,619)       (10)
                                       =========        ===  =========        ===  =========        ===

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     REVENUES -- Revenues increased $54.7 million, or 1,408%, from $3.9 million in 1996 to $58.6 million in 1997. This increase resulted from the inclusion of the results of the Acquired Businesses purchased in 1997 from their respective dates of acquisition.

     GROSS PROFIT -- Gross profit increased $17.3 million, or 1,143%, from $1.5 million in 1996 to $18.8 million in 1997, primarily as a result of the incremental gross margins generated by the Acquired

Businesses Invatec purchased in 1997. As a percentage of revenues, gross profit decreased from 39% in 1996 to 32% in 1997. This decrease reflects the expansion of the Company's consolidated operations to include the off-line distribution and related services operations of the businesses purchased in 1997 which historically have generated lower gross margins than SSI's gross margins attributable to its on-line repair services operations.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -- This increase primarily reflects the incremental selling, general and administrative expenses of the businesses acquired in 1997 and the building of the Company's corporate management team. As a percentage of revenues, these expenses decreased from 49% in 1996 to 29% in 1997 as a result of being spread over a larger revenue base coupled with the implementation of the Company's cost reduction strategies.

     SPECIAL COMPENSATION EXPENSE -- Special compensation expense increased $7.6 million, or 19,937%, from $38,000 in 1996 to $7.6 million in 1997. In 1996, these non-cash expenses related to the issuance by SSI of its common stock and options to purchase its common stock under employee benefit programs. In 1997, these non-cash expenses related to an SSI issuance of shares of its common stock, sales by Invatec of Common Stock and certain options granted by Invatec to purchase Common Stock. See Note 2 of the Notes to Consolidated Financial Statements of the Company in Item 8 of this Report.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     REVENUES -- Revenues increased $1.0 million, or 36%, from $2.9 million in 1995 to $3.9 million in 1996. This increase resulted primarily from SSI obtaining, in early 1996, sole-source contracts to provide leak sealing and related services to two significant petrochemical companies located in the United States Gulf Coast region. An expansion of SSI's sales force during 1996 also contributed to the increase in revenues in fiscal 1996.

     GROSS PROFIT -- Gross profit increased $0.2 million, or 19%, from $1.3 million in 1995 to $1.5 million in 1996. As a percentage of revenues, gross profits decreased from 44% in 1995 to 39% in 1996, principally as a result of:
(i) aggressive pricing offered by SSI to obtain the sole-source contracts referred to above; (ii) a marginal increase in the cost of certain raw materials utilized in its leak sealing business; and (iii) increases in staffing levels in 1996 in preparation for higher future levels of business activity.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -- Selling, general and administrative expenses remained consistent at $1.9 million in both 1995 and 1996. As a percentage of revenues, these expenses decreased from 65% in 1995 to 49% in 1996 as a result of being spread over a larger revenue base.

LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth selected information from the Company's statements of cash flows (in millions):

                                           YEAR ENDED DECEMBER 31
                                       -------------------------------
                                         1995       1996       1997
                                       ---------  ---------  ---------
Net cash used in operating
  activities.........................  $    (1.1) $    (0.9) $    (0.3)
Net cash used in investing
  activities.........................     --           (0.2)     (52.6)
Net cash provided by financing
  activities.........................        2.5     --           55.0
                                       ---------  ---------  ---------
Net change in cash...................  $     1.4  $    (1.1) $     2.1
                                       =========  =========  =========

     For the period from January 1, 1995 through December 31, 1997, the Company's operations used $2.3 million of cash primarily as a result of its losses in 1995 and 1996 and the 1997 increase in inventory levels required to support the Company's internal sales growth programs. Cash used in investing activities of $52.8 million in the same period consisted primarily of $51.6 million used to purchase the Acquired Businesses in 1997. Cash provided from financing activities in the same period of $57.5 million primarily reflects net proceeds from the Company's IPO of $44.0 million and net borrowings under credit facilities of $11.8 million offset by repayments of debt to Philip of $3.0 million.

     The Company's Credit Facility is a three-year revolving credit facility of up to $60.0 million the Company may use for acquisitions and general corporate purposes. Invatec's present and future subsidiaries will guarantee the repayment of all amounts due under the facility, and the facility is secured by the capital stock of those subsidiaries and the Company's accounts receivable and inventories. The Credit Facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of cash dividends by Invatec, restricts the ability of the Company to incur other indebtedness and requires the Company to comply with certain financial covenants.

     The Company anticipates that its cash flow from operations will provide cash in excess of the Company's normal working capital needs, debt service requirements and planned capital expenditures for property and equipment for at least the next several years.

     The Company intends to pursue attractive acquisition opportunities during the foreseeable future. The timing, size or success of its acquisition efforts and the associated potential capital commitments are unpredictable. The Company expects to fund future acquisitions through the issuance of additional equity as well as through a combination of cash flow from operations and borrowings, including borrowings under the Credit Facility.

FLUCTUATIONS IN OPERATING RESULTS

     The Company's results of operations may fluctuate significantly from quarter to quarter or year to year because of a number of factors, including the timing of future acquisitions, seasonal fluctuations in the demand for repair and distribution services (particularly the demand attributable to scheduled turnarounds in the power industry, which typically are scheduled for mild-weather months) and competitive factors. Accordingly, quarterly comparisons of the Company's revenues and operating results should not be relied on as an indication of future performance, and the results of any quarterly period may not be indicative of results to be expected for a full year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of Invatec and certain of its subsidiaries, together with the related report of independent public accountants, are set forth on pages F-1 through F-18 hereof. Separate financial statements of Invatec and certain of its subsidiaries, together with the related reports of independent public accountants, are set forth on pages F-19 through F-116 hereof. (See Item 14 for Index.)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For the information called for by Item 10 (other than the information regarding Executive Officers, which is set forth in "Item 1.
Business -- Executive Officers") and Items 11, 12 and 13, reference is made to the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after December 31, 1997, and which is incorporated herein by reference (except for the material included under the captions "Report on Compensation Committee" and "Performance Graph").

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1)  Financial Statements.

                         INDEX TO FINANCIAL STATEMENTS

                                         PAGE
                                        ------
     Innovative Valve Technologies,
      Inc. and Subsidiaries
          Report of Independent
          Public Accountants.........   F-1
          Consolidated Balance
          Sheets.....................   F-2
          Unaudited Pro Forma
          Combined Statement of
          Operations.................   F-3
          Consolidated Statements of
          Operations.................   F-4
          Consolidated Statements of
          Stockholders' Equity
          (Deficit)..................   F-5
          Consolidated Statements of
          Cash Flows.................   F-6
          Notes to Consolidated
          Financial Statements.......   F-7

     Innovative Valve Technologies,
      Inc. and Subsidiary
          Report of Independent
          Public Accountants.........   F-19
          Consolidated Balance
          Sheet......................   F-20
          Consolidated Statement of
          Operations.................   F-21
          Consolidated Statement of
          Stockholders' Deficit......   F-22
          Consolidated Statement of
          Cash Flows.................   F-23
          Notes to Consolidated
          Financial Statements.......   F-24
     The Safe Seal Company, Inc. and
      Subsidiaries
          Report of Independent
          Public Accountants.........   F-28
          Consolidated Balance
          Sheets.....................   F-29
          Consolidated Statements of
          Operations.................   F-30
          Consolidated Statements of
          Stockholders' Equity
          (Deficit)..................   F-31
          Consolidated Statements of
          Cash Flows.................   F-32
          Notes to Consolidated
          Financial Statements.......   F-33

                                         PAGE
                                        ------
     Harley Industries, Inc. and
      Subsidiaries
          Independent Auditors'
          Reports....................   F-42
          Consolidated Balance
          Sheets.....................   F-44
          Consolidated Statements of
          Operations.................   F-45
          Consolidated Statements of
          Stockholders' Equity.......   F-46
          Consolidated Statements of
          Cash Flows.................   F-47
          Notes to Consolidated
          Financial Statements.......   F-48

     Steam Supply Group
          Report of Independent
          Public Accountants.........   F-57
          Combined Balance Sheets....   F-58
          Combined Statements of
          Operations.................   F-59
          Combined Statements of
          Stockholders' Equity
          (Deficit)..................   F-60
          Combined Statements of Cash
          Flows......................   F-61
          Notes to Combined Financial
          Statements.................   F-62

     ICE/VARCO Group
          Report of Independent
          Public Accountants.........   F-69
          Combined Balance Sheets....   F-70
          Combined Statements of
          Operations.................   F-71
          Combined Statements of
          Stockholders' Deficit......   F-72
          Combined Statements of Cash
          Flows......................   F-73
          Notes to Combined Financial
          Statements.................   F-74

     GSV, Inc.
          Independent Auditors'
          Report.....................   F-80
          Balance Sheets.............   F-81
          Statements of Operations...   F-82
          Statements of Stockholders'
          Equity.....................   F-83
          Statements of Cash Flows...   F-84
          Notes to Financial
          Statements.................   F-85
     Plant Specialties, Inc.
          Report of Independent
          Public Accountants.........   F-89
          Balance Sheets.............   F-90
          Statements of Operations...   F-91
          Statements of Stockholders'
          Equity.....................   F-92
          Statements of Cash Flows...   F-93
          Notes to Financial
          Statements.................   F-94
     Southern Valve Group
          Report of Independent
          Public Accountants.........   F-99
          Combined Balance Sheets....   F-100
          Combined Statements of
          Operations.................   F-101
          Combined Statements of
          Stockholders' Equity.......   F-102
          Combined Statements of Cash
          Flows......................   F-103
          Notes to Combined Financial
          Statements.................   F-104
     Dalco, Inc.
          Report of Independent
          Public Accountants.........   F-108
          Balance Sheets.............   F-109
          Statements of Operations...   F-110
          Statements of Stockholders'
          Equity.....................   F-111
          Statements of Cash Flows...   F-112
          Notes to Financial
          Statements.................   F-113

       (2)  Financial Statement Schedules.

     All financial statement schedules are omitted because they are not required or the required information is shown in the Company's consolidated financial statements or the notes thereto.

       (3)  Exhibits.

        EXHIBIT
         NUMBER                                                  DESCRIPTION
------------------------  ------------------------------------------------------------------------------------------
           2.1*      --   Stock Purchase Agreement dated as of December 28, 1996 by and among The Safe Seal Company,
                          Inc. ("SSI"), certain stockholders of Harley Industries, Inc. ("Harley") and Harley
                          (Form S-1 (Reg. No. 333-31617), Ex. 2.1).
           2.2*      --   Stock Transfer Agreement dated as of January 24, 1997 by and among SSI, an individual stockholder of Harley, Harley and Harley Equipment Corporation (Form S-1 (Reg. No.
                          333-31617), Ex. 2.2).
           2.3*      --   Stock Purchase Agreement entered into on June 23, 1997 by and among Invatec, Puget
                          Investments, Inc., Flickinger-Benicia Inc. and the stockholders named therein (Form S-1
                          (Reg. No. 333-31617), Ex. 2.3).
           2.4*      --   Stock Purchase Agreement dated as of July 15, 1997 by and among Invatec, Industrial
                          Controls & Equipment, Inc., Valve Actuation & Repair Co., Rickco Acquisition, Inc., BAS
                          Technical Employment Placement Company and the stockholders named therein (Form S-1 (Reg.
                          No. 333-31617), Ex. 2.4).
           2.5*      --   Stock Purchase Agreement dated as of February 26, 1997 by and among SSI and the stockholders of GSV, Inc. (Form S-1 (Reg. No. 333-31617), Ex. 2.5).
           2.6*      --   Stock and Real Estate Purchase Agreement dated as of May 22, 1997 by and among SSI, Plant
                          Specialties, Inc. and the stockholders named therein (Form S-1 (Reg. No. 333-31617), Ex.
                          2.6).
           2.7*      --   Agreement and Plan of Reorganization dated as of June 27, 1997 by and among Invatec, SVSI
                          Acquisition, Inc., Southern Valve Service, Inc. and the stockholders named therein (Form
                          S-1 (Reg. No. 333-31617), Ex. 2.7).
           2.8*      --   Stock Redemption and Purchase Agreement dated as of June 27, 1997 by and among Invatec,
                          Lee Roy Jordan, Ralph Buffkin and 55 Leasing and Sales, Inc. (Form S-1 (Reg. No.
                          333-31617), Ex. 2.8).
           2.9*      --   Agreement and Plan of Merger dated as of June 27, 1997 by and among Invatec, IVT
                          Acquisition, Inc. and SSI, as amended as of August 15, 1997 (Form S-1 (Reg. No.
                          333-31617), Ex. 2.9).
           2.10*    --    Uniform Provisions for Acquisitions (incorporated into the agreements incorporated herein as Exhibits 2.3, 2.4 and 2.7) (Form S-1 (Reg. No. 333-31617), Ex. 2.10).
           2.11*    --    Merger Agreement dated as of December 17, 1997 by and among Invatec, DIVT Acquisition,
                          LLC, Dalco, Inc. and the stockholders named therein (Form 8-K dated December 17, 1997
                          (File No. 000-23231), Ex. 2).
           2.12*    --    Stock Purchase Agreement dated as of February 27, 1998 by and among Invatec, Cypress
                          Industries, Inc. and the Stockholders named therein (Form 8-K dated February 27, 1998
                          (File No. 000-23231), Ex. 2).
                          Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to the agreements filed or incorporated by reference as Exhibits 2.1 through 2.12 (all of which are listed therein) have been omitted. Invatec hereby agrees to furnish supplementally a copy of any such omitted item to the SEC on request.
           3.1*      --   Certificate of Incorporation of Invatec (Form S-1 (Reg. No. 333-31617), Ex. 3.1).
           3.2*      --   Bylaws of Invatec (Form S-1 (Reg. No. 333-31617), Ex. 3.2).
           4.1*      --   Form of Certificate representing Common Stock (Form S-1 (Reg. No. 333-31617), Ex. 4.1).
           4.2*      --   Registration Rights Agreement dated as of June 9, 1997 by and among Invatec and the stockholders listed on the signature pages thereto (Form S-1 (Reg. No. 333-31617), Ex.
                          4.2).
           4.3*      --   Registration Rights Agreement dated as of June 12, 1997 by and among Invatec and the persons listed on the signature pages thereto (Form S-1 (Reg. No. 333-31617), Ex. 4.3).

        EXHIBIT
         NUMBER                                                  DESCRIPTION
------------------------  ------------------------------------------------------------------------------------------
           4.4*      --   Addendum to Registration Rights Agreement dated as of July 28, 1997 by and among Invatec and the holders listed on the signature pages thereto (Form S-1 (Reg. No. 333-31617), Ex.
                          4.4).
           4.5*      --   Rights Agreement by and between the Company and ChaseMellon Shareholder Services, L.L.C.,
                          including form of Rights Certificate attached as Exhibit B thereto (Form 10-Q for the quarterly period ended September 30, 1997 (File No. 000-23231), Ex. 4.5).
           4.6*      --   Loan Agreement among Invatec, Chase Bank of Texas, National Association, as Agent and as a
                          lender, and the other lenders referred to therein (Form 10-Q for the quarterly period ended September 30, 1997 (File No. 000-23231), Ex. 4.6).
                          Invatec and certain of its subsidiaries are parties to certain debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of
                          Invatec and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of
                          Item 601(b) of Regulation S-K, Invatec agrees to furnish a copy of those instruments to the SEC on request.
          10.1*      --   1997 Incentive Plan of Invatec (Form S-1 (Reg. No. 333-31617), Ex. 10.1).
          10.2*      --   Form of Employment Agreement dated as of January 27, 1997, between SSI and William E.
                          Haynes (Form S-1 (Reg. No. 333-31617), Ex. 10.2).
          10.3*      --   Form of Employment Agreement dated as of January 27, 1997, between SSI and Charles F.
                          Schugart (Form S-1 (Reg. No. 333-31617), Ex. 10.3).
          10.4*      --   Form of Employment Agreement dated as of May 6, 1997, between Invatec and Denny A. Rigas
                          (Form S-1 (Reg. No. 333-31617), Ex. 10.4).
          10.5*      --   Consulting Agreement dated as of March 27, 1997 by and between Wasatch Capital Corporation and Invatec (Form S-1 (Reg. No. 333-31617), Ex. 10.5).
          10.6*      --   Form of Indemnification Agreement between Invatec and each of its directors and officers
                          (Form S-1 (Reg. No. 333-31617), Ex. 10.6).
          21.1       --   List of Subsidiaries.
          23.1       --   Consent of Arthur Andersen LLP.
          23.2       --   Consents of Deloitte & Touche LLP.
          27.1       --   Financial Data Schedule.

------------

* Incorporated by reference.

Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this Form 10-K.

     (b)  Reports on Form 8-K.

          During the fourth quarter of 1997, Invatec filed a Current Report on Form 8-K dated December 17, 1997 to report its acquisition of Dalco, Inc. ("Dalco"). That Form 8-K, as amended on March 2, 1998, included
          (i) the balance sheets of Dalco at October 31, 1996 and 1997, (ii) the statements of operations, stockholders' equity and cash flows of Dalco for the years ended October 31, 1996 and 1997, (iii) the unaudited pro forma combined balance sheet of the Company as of September 30, 1997 and (iv) the unaudited pro forma statements of operations of the Company for the year ended December 31, 1996 and the nine months ended September 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           INNOVATIVE VALVE TECHNOLOGIES, INC.

Date: March 24, 1998                       By:/s/ WILLIAM E. HAYNES
                                                  WILLIAM E. HAYNES
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 24, 1998.

    SIGNATURE                                TITLE
----------------------               -------------------------------------
/s/ WILLIAM E. HAYNES                Chairman of the Board, President and
    WILLIAM E. HAYNES                Chief Executive Officer (Principal
                                     Executive Officer)
/s/CHARLES F. SCHUGART               Chief Financial Officer and Senior
   CHARLES F. SCHUGART               Vice President-Corporate Development,
                                     Treasurer and Secretary (Principal
                                     Financial Officer and Principal
                                     Accounting Officer)

/s/MICHAEL A. BAKER                  Director
   MICHAEL A. BAKER

/s/ROBERT M. CHISTE                  Director
   ROBERT M. CHISTE

/s/ARTHUR L. FRENCH                  Director
   ARTHUR L. FRENCH

/s/TOMMY E. KNIGHT                   Director
   TOMMY E. KNIGHT

/s/PIERRE R. LATOUR                  Director
   PIERRE R. LATOUR

/s/T. WAYNE WREN                     Director
   T. WAYNE WREN

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Innovative Valve Technologies, Inc.:

     We have audited the accompanying consolidated balance sheets of Innovative Valve Technologies, Inc. and subsidiaries, (a Delaware corporation), as of December 31, 1996 and 1997, and the related statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position, of Innovative Valve Technologies, Inc. and Subsidiaries, as of December 31, 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
March 10, 1998

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                    DECEMBER 31
                                          -------------------------------
                                               1996            1997
                                          --------------  ---------------
                 ASSETS
CURRENT ASSETS:
     Cash...............................  $      396,637  $     2,544,450
     Accounts receivable, net of
       allowance of $25,000 and
       $1,079,857.......................         535,647       17,680,697
     Inventories, net...................          36,140       15,987,765
     Prepaid expenses and other current
       assets...........................         111,638        1,171,090
     Deferred tax asset.................        --              3,723,448
                                          --------------  ---------------
               Total current assets.....       1,080,062       41,107,450
PROPERTY AND EQUIPMENT, net.............         140,449       11,474,701
GOODWILL, net...........................        --             48,387,981
PATENT COSTS, net.......................         741,611          682,436
OTHER NONCURRENT ASSETS, net............         325,993        3,780,115
                                          --------------  ---------------
                                          $    2,288,115  $   105,432,683
                                          ==============  ===============

  LIABILITIES AND STOCKHOLDERS' EQUITY
               (DEFICIT)

CURRENT LIABILITIES:
     Short-term debt....................  $     --        $     4,660,924
     Current maturities of long-term
       debt.............................        --                304,310
     Accounts payable and accrued
       expenses.........................       1,092,891       14,910,638
                                          --------------  ---------------
               Total current
                  liabilities...........       1,092,891       19,875,872
LONG TERM DEBT, net of current
  maturities............................         588,970          318,911
CREDIT FACILITY.........................        --             11,750,000
CONVERTIBLE SUBORDINATED DEBT...........        --             12,493,178
OTHER LONG TERM LIABILITIES.............        --              1,125,417
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK..............       2,000,000        --
STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock, $0.001 par value,
       30,000,000 shares authorized,
       1,481,919 and 7,890,198 issued
       and outstanding..................           1,482            7,890
     Additional paid-in capital.........       1,298,471       70,212,035
     Retained deficit...................      (2,693,699)     (10,350,620)
                                          --------------  ---------------
               Total stockholders'
                  equity (deficit)......      (1,393,746)      59,869,305
                                          --------------  ---------------
                                          $    2,288,115  $   105,432,683
                                          ==============  ===============

  The accompanying notes are an integral part of these consolidated financial statements.

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES
             UNAUDITED PRO FORMA COMBINED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            YEAR ENDED
                                           DECEMBER 31
                                       --------------------
                                         1996       1997
                                       ---------  ---------
REVENUES.............................  $  79,540  $  92,782
COST OF OPERATIONS...................     55,735     63,835
                                       ---------  ---------
     Gross profit....................     23,805     28,947
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES...........................     19,918     24,169
                                       ---------  ---------
     Income from operations..........      3,887      4,778
OTHER INCOME (EXPENSE):
     Interest, net...................       (439)      (354)
     Other...........................         14          8
                                       ---------  ---------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES................      3,462      4,432
PROVISION FOR INCOME TAXES...........      1,490      1,988
                                       ---------  ---------
INCOME FROM CONTINUING OPERATIONS....  $   1,972  $   2,444
                                       =========  =========
EARNINGS PER SHARE -- Basic..........  $    0.25  $    0.31
                                       =========  =========
EARNINGS PER SHARE -- Diluted........  $    0.24  $    0.30
                                       =========  =========
WEIGHTED AVERAGE SHARES
  OUTSTANDING -- Basic...............      7,825      7,825
                                       =========  =========
WEIGHTED AVERAGE SHARES
  OUTSTANDING -- Diluted.............      8,088      8,088
                                       =========  =========

              The accompanying notes are an integral part of these
               unaudited pro forma combined financial statements.

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     YEAR ENDED DECEMBER 31
                                          --------------------------------------------
                                               1995           1996           1997
                                          --------------  ------------  --------------
REVENUES................................  $    2,852,356  $  3,887,761  $   58,620,946
COST OF OPERATIONS......................       1,583,940     2,375,245      39,820,941
                                          --------------  ------------  --------------
          Gross profit..................       1,268,416     1,512,516      18,800,005
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES..............................       1,852,895     1,917,063      16,805,309
SPECIAL COMPENSATION EXPENSE............        --              38,048       7,613,386
                                          --------------  ------------  --------------
          Loss from operations..........        (584,479)     (442,595)     (5,618,690)
OTHER INCOME (EXPENSE):
     Patent defense costs...............        (880,068)      --             --
     Interest income (expense), net.....          10,181        27,703      (2,901,039)
     Other..............................         (50,126)          393          (2,957)
                                          --------------  ------------  --------------
                                                (920,013)       28,096      (2,903,996)
                                          --------------  ------------  --------------
LOSS BEFORE INCOME TAXES................      (1,504,492)     (414,499)     (8,522,686)
BENEFIT FOR INCOME TAXES................        --             --           (1,022,722)
                                          --------------  ------------  --------------
NET LOSS................................  $   (1,504,492) $   (414,499) $   (7,499,964)
                                          ==============  ============  ==============

NET LOSS BEFORE DIVIDENDS APPLICABLE TO
  PREFERRED STOCK.......................      (1,504,492)     (414,499)     (7,499,964)
PREFERRED STOCK DIVIDENDS...............          41,123       191,854         156,957
                                          --------------  ------------  --------------
NET LOSS APPLICABLE TO COMMON SHARES....  $   (1,463,369) $   (222,645) $   (7,343,007)
                                          ==============  ============  ==============
     Loss Per Share:
          Basic and Diluted.............  $        (1.11) $      (0.15) $        (2.16)
                                          ==============  ============  ==============
     Weighted average common shares
       outstanding -- Basic and
       Diluted..........................       1,320,439     1,441,135       3,397,980
                                          ==============  ============  ==============

  The accompanying notes are an integral part of these consolidated financial statements.

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                           COMMON STOCK        ADDITIONAL
                                       ---------------------     PAID-IN       RETAINED
                                         SHARES      AMOUNT      CAPITAL       DEFICIT          TOTAL
                                       ----------   --------   -----------   ------------   --------------
BALANCE, December 31, 1994...........   1,288,451   $  1,288   $   465,117   $   (541,731)  $      (75,326)
     SSI preferred stock dividends...      --          --          --             (41,123)         (41,123)
     Sale of SSI common stock
       warrant.......................      --          --          100,000        --               100,000
     Issuance of SSI common stock....     144,500        145       445,355        --               445,500
     Net loss........................      --          --          --          (1,504,492)      (1,504,492)
                                       ----------   --------   -----------   ------------   --------------
BALANCE, December 31, 1995...........   1,432,951      1,433     1,010,472     (2,087,346)      (1,075,441)
     SSI preferred stock dividends...      --          --          --            (191,854)        (191,854)
     Issuances of SSI common stock...      60,868         61       357,987        --               358,048
     Retirement of SSI common
       stock.........................     (11,900)       (12)      (69,988)       --               (70,000)
     Net loss........................      --          --          --            (414,499)        (414,499)
                                       ----------   --------   -----------   ------------   --------------
BALANCE, December 31, 1996...........   1,481,919      1,482     1,298,471     (2,693,699)      (1,393,746)
     SSI preferred stock dividends...      --          --          --            (156,957)        (156,957)
     Issuances of SSI common stock...     222,650        223     2,604,782        --             2,605,005
     Exercise of SSI common stock
       warrant and options...........     714,769        715     4,554,141        --             4,554,856
     Issuance of common stock to
       certain executives............     242,839        243     5,008,675        --             5,008,918
     Public offering, net of offering
       costs.........................   3,852,500      3,853    44,018,053        --            44,021,906
     Issuances of common stock in
       acquisitions..................     185,661        185     2,129,794        --             2,129,979
     Redemption of SSI redeemable
       preferred stock and payment of
       indebtedness to Philip........   1,189,860      1,189    10,598,119        --            10,599,308
     Net loss........................      --          --          --          (7,499,964)      (7,499,964)
                                       ----------   --------   -----------   ------------   --------------
BALANCE, December 31, 1997...........   7,890,198   $  7,890   $70,212,035   $(10,350,620)  $   59,869,305
                                       ==========   ========   ===========   ============   ==============

  The accompanying notes are an integral part of these consolidated financial statements.

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 YEAR ENDED DECEMBER 31
                                       -------------------------------------------
                                           1995           1996           1997
                                       ------------   ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...........................  $ (1,504,492)   $  (414,499)  $  (7,499,964)
  Adjustments to reconcile net loss
    to net cash
    used in operating activities --
      Depreciation and
         amortization................        28,525         31,183       1,235,940
      Deferred taxes.................       --             --            4,982,917
      Special compensation expense...       --              38,048       7,613,386
      Gain on sale of property and
         equipment...................        (1,879)       --             --
      (Increase) decrease in --
         Accounts receivable.........      (145,835)       (49,736)     (1,219,537)
         Inventories.................       --             (13,660)     (4,187,410)
         Prepaid expenses and other
           current assets............        35,402        (66,161)        424,535
         Other noncurrent assets,
           net.......................       --            (324,246)      1,141,616
      Increase (decrease) --
         Accounts payable and accrued
           expenses..................       493,084        (91,195)     (2,806,726)
                                       ------------   ------------   -------------
           Net cash used in operating
             activities..............    (1,095,195)      (890,266)       (315,243)
                                       ------------   ------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and
    equipment........................        (7,530)      (128,309)     (1,062,366)
  Additions to patent costs..........        (3,384)       (46,030)       --
  Proceeds from sale of property and
    equipment........................        10,500        --               17,137
  Business acquisitions, net of cash
    acquired of $499,436.............       --             --          (51,555,833)
                                       ------------   ------------   -------------
           Net cash used in investing
             activities..............          (414)      (174,339)    (52,601,062)
                                       ------------   ------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of debt.................            --        265,000      29,348,272
  Repayments of debt.................       (93,333)       --          (27,981,507)
  Net borrowings under Credit
    Facility.........................       --             --           11,750,000
  Payments on non-compete
    obligations......................       --             --             (152,662)
  Repayment of debt to Philip........       --             --           (2,981,789)
  Proceeds from sale/exercise of SSI
    common stock warrant.............       100,000        --            1,216,855
  Proceeds from sale of common stock,
    net of offering costs............       445,500        --           44,021,906
  SSI common stock repurchases.......       --             (70,000)       --
  Proceeds from sale of redeemable
    SSI preferred stock..............     2,000,000        --             --
  Preferred stock dividends..........       --            (191,854)       (156,957)
                                       ------------   ------------   -------------
           Net cash provided by
             financing activities....     2,452,167          3,146      55,064,118
                                       ------------   ------------   -------------
NET INCREASE (DECREASE) IN CASH......     1,356,558     (1,061,459)      2,147,813
CASH, beginning of period............       101,538      1,458,096         396,637
                                       ------------   ------------   -------------
CASH, end of period..................  $  1,458,096    $   396,637   $   2,544,450
                                       ============   ============   =============

  The accompanying notes are an integral part of these consolidated financial statements.

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION:

     Innovative Valve Technologies, Inc. ("Invatec" or the "Company") was incorporated in Delaware in March 1997 to create the leading single-source provider of comprehensive maintenance, repair, replacement and value-added distribution services for industrial valves and related process-system components throughout North America. Except for its purchase of Steam Supply & Rubber Co., Inc. and three related entities (collectively, "Steam Supply") in July 1997, Invatec conducted no operations of its own prior to the closing on October 28, 1997 of (i) its initial public offering (the "IPO") of its common stock, par value $.001 per share ("Common Stock"), (ii) its purchase of Industrial Controls & Equipment, Inc. and three related entities (collectively, "ICE/VARCO") and Southern Valve Services, Inc. and a related entity (collectively, "SVS") and (iii) a merger (the "SSI Merger") in which The
Safe Seal Company, Inc. ("SSI") became its subsidiary. Earlier in 1997, SSI had purchased Harley Industries, Inc. ("Harley"), GSV, Inc. ("GSV") and
Plant Specialities, Inc. ("PSI"). SSI and its subsidiaries were affiliates of Invatec prior to the SSI Merger.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  BASIS OF PRESENTATION

     For financial reporting purposes, SSI is presented as the "accounting acquirer" of Steam Supply, ICE/VARCO, SVS, Harley, GSV and PSI (collectively, the "Initial Acquired Businesses"), and, as used herein, the term "Company" means (i) SSI and its consolidated subsidiaries prior to October 31, 1997 and
(ii) Invatec and its consolidated subsidiaries (including SSI) on that date and thereafter.

     For accounting purposes, the effective dates of the acquisitions of the Initial Acquired Businesses in 1997 are as follows: (i) Harley -- January 31;
(ii) GSV -- February 28; (iii) PSI -- May 31; (iv) Steam Supply -- July 31, and
(v) ICE/VARCO and SVS -- October 31. Following the IPO, the Company acquired Dalco, Inc. ("Dalco") and three other additional businesses (together with the Initial Acquired Businesses, the "Acquired Businesses") in 1997. The Company accounted for the Acquired Businesses in accordance with the purchase method of accounting. The allocation of the purchase prices paid to the assets acquired and the liabilities assumed in the acquisitions of the Acquired Businesses has been recorded initially on the basis of preliminary estimates of fair value and may be revised as additional information concerning the valuation of those assets and liabilities becomes available.

     The financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  UNAUDITED PRO FORMA COMBINED STATEMENTS OF OPERATIONS

     The unaudited pro forma combined statements of operations give effect to the following events and transactions as if they had occurred on January 1, 1996: (i) the formation and organizational financing of Invatec; (ii) the SSI Merger; (iii) the acquisitions of the Initial Acquired Businesses and the financing of those acquisitions; (iv) reverse stock splits of the outstanding Common Stock and the SSI common stock effected in connection with the IPO; (v) the IPO and Invatec's application of its net proceeds therefrom; and (vi) the issuance of shares of Common Stock to repay indebtedness the Company owed to subsidiaries of Philip Services Corp. (collectively with its subsidiaries, "Philip"). These statements include the results of operations of the other Acquired Businesses purchased in 1997 from their respective acquisition dates and also include pro forma adjustments (i) to selling, general and administrative expenses to reflect (a) the decrease in salaries and benefits associated with certain owners and managers of the Acquired Businesses who either were not employed by the Company after the acquisition of their Acquired Businesses and will not be replaced or agreed prospectively to the decrease prior to the acquisition of their Acquired Businesses and (b) the elimination of certain excess administrative support service fees charged by ICE/VARCO's former parent, (ii) to depreciation and amortization expense to reflect purchase price allocations and (iii) to

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the provision for income taxes to provide for incremental income taxes as if all Acquired Businesses had been subject to federal and state income taxes during the periods presented. The per share information in these statements has been calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share."

  PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets. The costs of major improvements are capitalized. Expenditures for maintenance, repairs and minor improvements are expensed as incurred. When property and equipment are sold or retired, the cost and related accumulated depreciation are removed and the resulting gain or loss is included in results of operations.

  GOODWILL

     Goodwill represents the excess of the aggregate purchase price paid by the Company in the acquisition of businesses accounted for as purchases over the fair market value of the net assets acquired. Goodwill is amortized on a straight-line basis over 40 years. As of December 31, 1997, accumulated amortization was approximately $467,000.

     The Company periodically evaluates the recoverability of intangibles resulting from business acquisitions and measures the amount of impairment, if any, by assessing current and future levels of income and cash flows as well as other factors, such as business trends and prospects and market and economic conditions.

  DEBT ISSUE COSTS

     Debt issue costs related to the Company's Credit Facility (see Note 7) are included in other noncurrent assets and are amortized to interest expense over the scheduled maturity of the debt. As of December 31, 1997, accumulated amortization was approximately $31,000.

  EARNINGS PER SHARE

     The Company adopted SFAS No. 128 in 1997, and all earnings per share previously reported have been restated. Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Common Share equivalents including options to purchase 1,395,748 shares of Common Stock and $12.5 million of subordinated debt convertible into Common Shares at prices ranging between $16.90 and $22.90 per share, outstanding at December 31, 1997 were not included in the computation of diluted EPS as their effect on EPS was antidilutive.

  STOCK-BASED COMPENSATION

     In accordance with SFAS No. 123, the Company has elected to use the method APB Opinion No. 25 prescribes to measure its compensation costs attributable to stock-based compensation and to include in Note 12 of these Notes the pro forma effect on those costs using the fair value approach that SFAS No. 123 would have.

  INCOME TAXES

     The Company follows the liability method of accounting for income taxes in accordance with SFAS No. 109. Under this method, deferred income taxes are recorded based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets or liabilities are recovered or settled.

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Prior to the Acquisitions, certain Acquired Businesses' stockholders were taxed under the provisions of subchapter S of the Internal Revenue Code. Under these provisions, the stockholders paid income taxes on their proportionate share of their companies' earnings. Because the stockholders were taxed directly, their businesses paid no federal income tax and only certain state income taxes.

     The Company intends to file a consolidated federal income tax return that will include the operations of the Acquired Businesses for periods subsequent to their respective acquisitions dates.

  REVENUE RECOGNITION

     Revenue is recognized as products are sold and as services are performed.

  CASH

     Cash payments for interest during 1995, 1996 and 1997 were approximately $8,000, $4,000, and $1,954,000 respectively. Cash payments for taxes during 1995, 1996 and 1997 were $0, $0, and $306,000, respectively. Noncash activities for the year ended December 31, 1997 consisted of approximately $10.6 million of obligations and preferred stock owned by a related party which were converted into Common Stock.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  SPECIAL COMPENSATION EXPENSE

     In 1996, the SSI recorded a special non-cash compensation expense of $38,048 related to the issuance of 4,513 shares of its common stock, $0.01 par value ("SSI Common Stock"), and options to purchase 1,955 shares of that stock under employee benefit programs.

     In 1997, SSI recorded a special non-cash compensation expense of approximately $2.6 million related to the issuance of 221,595 shares of Common Stock to three members of executive management and to Computerized Accounting & Tax Services, Inc. ("CATS"), a related party, to attract such individuals and CATS to effect the IPO. For financial statement presentation purposes, these shares were valued at approximately $11.70 per share.

     During 1997, Invatec recorded a special non-cash compensation expense of approximately $5.0 million related to (i) its issuance of 242,839 shares of Common Stock to six members of executive management and CATS to attract them to effect the IPO and (ii) its grant to certain of its officers of options to purchase 202,589 shares of Common Stock at an exercise price of $1.00 per share. For financial statement presentation purposes, the shares were valued at approximately $11.70 per share and the options were valued at approximately $10.70 per option share.

  NEW ACCOUNTING PRONOUNCEMENT

     SFAS No. 130, "Reporting Comprehensive Income" issued in June 1997, establishes standards for the reporting of comprehensive income in a company's financial statements. Comprehensive Income includes all changes in the equity of a company during the period which result from the Company's transactions with its stockholders. For the Company, SFAS No. 130 will be effective for the year beginning January 1, 1998. The Company has not completed its analysis of the impact of this new pronouncement. On the basis of a preliminary review, the Company believes implementation of SFAS No. 130 will not have a material effect on its financial statements.

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3.  ACQUISITIONS:

     In November 1996, the Company acquired The Spin Safe Corporation, Inc. ("Spin Safe") in exchange for 54,400 shares of Common Stock, valued at $5.88 per share, and noninterest-bearing notes payable of $400,000 and an agreement to pay certain royalties. The notes are due in four equal annual installments beginning January 15, 1998. Additionally, the Company entered into an agreement with the former stockholders of Spin Safe, pursuant to which the Company will make royalty payments to them based on the number of times in excess of a specified base the Safe SealE system is used by the Company through 2011. The cost of this acquisition is recorded as patent costs.

     The aggregate consideration paid by the Company to purchase Acquired Businesses in 1997 (as described in Note 1) was $52.2 million in cash and assumed debt, $17.2 million in the form of short-term notes and subordinated notes convertible into common shares and 185,661 shares of Common Stock.

     Of the total purchase price paid for the Acquisitions, $23.2 million has been allocated to net assets acquired, and the remaining $48.9 million has been recorded as goodwill. On the basis of management's preliminary analysis, the Company expects the historical carrying values of the Acquired Businesses' assets and liabilities will approximate fair value, but this analysis is subject to revision as more information regarding asset and liability valuations becomes available.

     The following table reflects, on an unaudited pro forma basis, the combined operations of the Company as if the IPO, the SSI Merger, the Company's 1997 acquisitions of Acquired Businesses and certain other events and transactions discussed under " -- Unaudited Pro Forma Combined Statements of Operations" in
Note 2 also had taken place on January 1, 1996. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations the Company would have obtained had these events and transactions actually taken place when assumed, has obtained since the dates of acquisition or may obtain in the future.

                                          1996        1997
                                       ----------  ----------
                                         (UNAUDITED AND IN
                                             THOUSANDS)
Revenues.............................  $  102,110  $  116,670
Income before income taxes...........       4,352       5,043
Net income...........................       2,481       2,875
Basic income per share...............  $      .31  $      .36
                                       ==========  ==========
Diluted income per share.............  $      .31  $      .35
                                       ==========  ==========

     See discussion of the pro forma adjustments, reflected in the above amounts in Note 2 under "Unaudited Pro Forma Combined Statements of Operations."

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4.  PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following:

                                                            DECEMBER 31
                                      ESTIMATED     ---------------------------
                                     USEFUL LIVES      1996          1997
                                     ------------   ----------  ---------------
Land..............................       --         $   --      $     1,616,660
Buildings.........................    30 years          --            4,232,884
Leasehold improvements............    30 years          --              988,561
Furniture and fixtures............    3-5 years        126,262        3,175,375
Machinery and equipment...........     5 years          60,650       16,632,340
                                                    ----------  ---------------
                                                       186,912       26,645,820
     Less -- Accumulated
       depreciation...............                     (46,463)     (15,171,119)
                                                    ----------  ---------------
     Property and equipment, net..                  $  140,449  $    11,474,701
                                                    ==========  ===============

5.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

     Activity in the Company's allowance for doubtful accounts consists of the following:

                                                  DECEMBER 31
                                       ----------------------------------
                                         1995       1996         1997
                                       ---------  ---------  ------------
Balance, at beginning of year........  $  25,000  $  25,000  $     25,000
Additions............................     --         --           102,243
Deductions...........................     --         --           (80,810)
Allowance for doubtful accounts at
  acquisition dates..................     --         --         1,033,424
                                       ---------  ---------  ------------
Balance, at end of year..............  $  25,000  $  25,000  $  1,079,857
                                       =========  =========  ============

     Accounts payable and accrued expenses consist of the following:

                                               DECEMBER 31
                                       ----------------------------
                                           1996           1997
                                       ------------  --------------
Accounts payable, trade..............  $    287,165  $    8,553,604
Accrued compensation and benefits....       120,567       1,904,116
Accrued insurance....................       --            1,277,637
Accrued legal fees...................       170,696         140,696
Due to Philip........................       287,195        --
Other accrued expenses...............       227,268       3,034,585
                                       ------------  --------------
                                       $  1,092,891  $   14,910,638
                                       ============  ==============

6.  SHORT-TERM DEBT:

     In connection with the Company's purchase of Dalco, two short-term notes totalling $4.7 million were issued to the former owners of Dalco. The notes bore interest at a rate of 5.5% per annum, were unsecured and were repaid on January 2, 1998.

7.  CREDIT FACILITY:

     Contemporaneously with the closing of the IPO, Invatec entered into a new revolving credit facility (the "Credit Facility") with a syndicate of commercial banks. The Credit Facility replaced SSI's commercial credit facilities theretofore in effect.

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Credit Facility is a three-year revolving credit facility pursuant to which Invatec may borrow up to $60.0 million to finance acquisitions and for general corporate purposes, including refinancing of borrowed-money indebtedness of businesses acquired and funding working capital needs. Loans under the Credit Facility will bear interest at a designated variable base rate plus a margin ranging from 0 to 100 basis points depending on the ratio of the Company's borrowed money and certain other indebtedness to its trailing pro forma consolidated earnings before interest, income taxes, depreciation and amortization. At Invatec's option, loans may bear interest based on a designated London interbank offering rate plus a margin ranging from 100 to 275 basis points depending on the same ratio. The margin is subject to being reset from time to time. Commitment fees of 25 to 50 basis points per annum are payable on the unused portion of the line of credit. The Credit Facility has a $5.0 million sublimit for standby letters of credit. It requires the consent of the lenders for any acquisition involving a purchase price of greater than $5.0 million, prohibits the payment of dividends by Invatec, limits the amount of indebtedness the Company may incur and requires the Company to comply with certain financial covenants. The Credit Facility will terminate and all amounts outstanding, if any, thereunder, will be due and payable in September 2000. The Company's subsidiaries have guaranteed the repayment of, and the capital stock of those subsidiaries and the Company's accounts receivable and inventories will be collateral security for, all amounts owed under the Credit Facility. At December 31, 1997, the Company had $11,750,000 outstanding under the Credit Facility at an interest rate of 8.5%.

8.  LONG-TERM DEBT:

     Long-term debt consists of the following at December 31:

                                          1996        1997
                                       ----------  ----------
Revolving line of credit payable to a
  bank, due June 30, 2002, with
  interest due monthly at 1.25% over
  cost (as defined) (6.75% at
  December 31, 1996), secured by
  assignment of all assets. The
  available borrowing capacity at
  December 31, 1996 was
  $1,735,000.........................  $  265,000      --
Notes payable to former stockholders
  of Spin Safe, with annual
  installments of $100,000 beginning
  January 15, 1998, non-interest
  bearing, due January 15, 2001,
  unsecured..........................     323,970     358,125
Installment notes payable; interest
  ranging from 6.06% to 10%, payable
  in monthly installments through
  2001; secured by certain assets....      --         265,096
                                       ----------  ----------
                                          588,970     623,221
Less: current maturities.............      --         304,310
                                       ----------  ----------
                                       $  588,970  $  318,911
                                       ==========  ==========

9.  CONVERTIBLE SUBORDINATED DEBT:

     At December 31, 1997, outstanding convertible subordinated debt consisted of approximately $5.1 million aggregate principal amount of 5.0% notes due in 2002, $2.8 million aggregate principal amount of 5.5% notes due in 2004 and, $4.6 million aggregate principal amount of 5.0% notes due in 2002. These notes are convertible at initial conversion prices ranging from $16.90 to $22.20 per share at the option of the holder in whole at any time.

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10.  INCOME TAXES:

     The provision (benefit) for income taxes consisted of:

                                            YEAR ENDED DECEMBER 31,
                                 ----------------------------------------------
                                      1995            1996            1997
                                 --------------  --------------  --------------
Current:
     U.S. Federal..............  $     --        $     --        $   (1,026,565)
     State.....................        --              --               513,854
                                 --------------  --------------  --------------
     Total current provision...        --              --              (512,711)
Deferred:
     U.S. Federal..............        --              --              (478,127)
     State.....................        --              --               (31,884)
                                 --------------  --------------  --------------
     Total deferred provision..        --              --              (510,011)
                                 --------------  --------------  --------------
Total income tax provision.....  $     --        $     --        $   (1,022,722)
                                 ==============  ==============  ==============

     Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate tax rate to income before income taxes as follows:

                                              YEAR ENDED DECEMBER 31
                                       -------------------------------------
                                          1995         1996         1997
                                       -----------  -----------  -----------
Statutory federal income tax
  benefit............................         (34)%        (34)%        (34)%
Special compensation charge..........      --           --               22%
Nondeductible goodwill...............      --           --                2%
Nondeductible expenses...............      --           --                3%
State taxes, net of federal benefit
  of 34%.............................      --           --                4%
Other................................      --           --                1%
Valuation allowance..................          34           34          (10)%
                                              ---          ---          ---
Effective income tax rate............           0%           0%         (12)%
                                              ===          ===          ===

     Net deferred tax assets consist of the following:

                                              DECEMBER 31
                                       --------------------------
                                           1996          1997
                                       ------------  ------------
Current deferred tax assets:
     Accrued liabilities and
       valuation allowances not
       currently deductible..........  $    160,910  $  3,723,448
                                       ------------  ------------
                                            160,910     3,723,448
Noncurrent deferred tax assets:
     Net operating losses............       686,316       172,893
     Special compensation charge.....       --            802,050
     Amortization of intangibles.....       --            149,871
     Other...........................       --            266,210
                                       ------------  ------------
                                            686,316     1,391,024
Valuation allowance..................      (847,226)      --
                                       ------------  ------------
Total deferred tax assets............  $    --       $  5,114,472
                                       ============  ============
Noncurrent deferred tax
  liabilities........................       --           (131,555)
                                       ------------  ------------
Net deferred tax assets..............  $    --       $  4,982,917
                                       ============  ============

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company records a valuation allowance for deferred tax assets when management believes it is more likely than not the asset will not be realized. Management believes that the Company's deferred tax asset will be fully realized due to its acquisition strategy and therefore has eliminated the valuation allowance for this asset as of December 31, 1997.

     Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences representing deferred tax assets and liabilities result principally from the following:

                                                YEAR ENDED DECEMBER 31
                                       ----------------------------------------
                                           1995          1996          1997
                                       ------------  ------------  ------------
Deferred tax provision during the
  year
     Net operating loss..............  $    304,600  $    107,301  $    644,022
     Special compensation charge.....       --            --           (802,050)
     Depreciation....................        53,093        (2,520)      128,843
     Accrued expenses not deductible
     for tax.........................        95,065        25,168       366,400
     Valuation allowance.............      (452,758)     (129,949)     (847,226)
                                       ------------  ------------  ------------
          Total......................  $    --       $    --       $   (510,011)
                                       ============  ============  ============

     Certain deferred tax assets and liabilities were recorded with respect to purchase accounting for the Acquired Business during the year ended December 31, 1997.

11.  STOCKHOLDERS' EQUITY:

  SSI COMMON STOCK

     In 1995, the Company implemented an employee benefit award program. Under this program, the Company awarded 4,726 shares of Common Stock to employees. In 1996, employees forfeited 816 of these shares and the Company recorded non-cash compensation expense of $11,500 with respect to the 1,955 of these shares that had vested. The Company discontinued the program in 1997 and cancelled the remaining unvested shares.

  REVERSE STOCK SPLIT

     Prior to the SSI Merger, SSI and Invatec each effected a 0.68-for-one reverse stock split of its outstanding common stock. The accompanying financial statements have been prepared as if these splits had been effected as of the beginning of the earliest period presented.

  SSI MERGER

     As a result of the SSI Merger: (i) the shares of SSI Common Stock and redeemable preferred stock outstanding as of October 31, 1997 were converted into shares of Common Stock; (ii) outstanding options and a warrant to purchase shares of SSI Common Stock were converted into options to purchase Common Stock; and (iii) SSI's authorized capital stock became 1,000 shares of SSI Common Stock, par value $1.00 per share, all of which have been issued and are outstanding and owned by Invatec. All share and per share information for the periods shown, except authorized shares, have been restated to reflect the merger as of the beginning of the earliest period presented.

  INVATEC COMMON STOCK

     Invatec sold 3,852,500 shares of Common Stock in the IPO. The initial price to the public in the IPO was $13.00, and Invatec's proceeds from the IPO, net of an underwriting discount of $3.5 million and IPO expenses of $2.6 million, including approximately $1.5 million of expenses which were initially funded through advances obtained from Philip, totaled $44.0 million.

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     At December 31, 1997, the Company had reserved 650,140 shares of Common Stock for issuance on conversion of its outstanding convertible subordinated notes described in Note 9 and 1,395,748 shares of Common Stock for issuance on the exercise of stock options then outstanding under Invatec's 1997 Incentive Plan, of which options to purchase a total of 533,873 shares then were exercisable at exercise prices ranging from $1.00 per share to $13.00 per share.

     Invatec's certificate of incorporation authorizes the issuance of up to
30.0 million shares of Common Stock, of which 7,890,198 shares were issued and outstanding as of December 31, 1997, and 5.0 million shares of preferred stock, none of which has been issued.

  STOCK OPTIONS

     In 1996, the Company began a management stock option program that was discontinued in 1997. Under this program, the Company granted both shares of Common Stock and options to purchase shares of Common Stock to certain members of management. The options vested monthly and were exercisable at any time following the six-month period ending June 30 or December 31 in which the options were earned. The Company had reserved 200,000 shares of Common Stock for issuance in this program. During 1996, the Company granted 4,513 shares of Common Stock and options to purchase 71,899 shares of Common Stock. The options had an exercise price of $10.00 per share and are exercisable through July 1, 2001. In 1996, the Company recorded non-cash compensation expense of $26,548 for the 4,513 shares issued with a fair market value of $5.88 per share. No compensation expense was recorded for the options granted in 1996 because their exercise price exceeded the fair market value of the underlying shares ($5.88 per share). Prior to 1996, the Company had, from time to time, granted options to key employees at or above the market value of the Common Stock. The options granted had exercise prices ranging from $5.00 to $20.00 per share. All but 50,000 options expired in 1996. The remaining options were exercised in June 1997.

  1997 INCENTIVE PLAN

     The Company has adopted an incentive plan (the "Incentive Plan") that provides for the granting or awarding of stock options and other performance-based awards to key employees, nonemployee directors and independent contractors of the Company and its subsidiaries. The Incentive Plan aims to attract and retain the services of key employees and qualified independent directors and contractors by making stock option and other performance-based awards tied to the growth and performance of the Company. At December 31, 1997, Invatec had reserved 1,500,000 shares of Common Stock for use under the Incentive Plan. Beginning in the second quarter of 1998, the number of shares available for that use will be the greater of 1,500,000 or 15% of the number of shares of Common Stock outstanding on the last day of the preceding quarter.

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes the stock options outstanding at December 31, 1997 and changes during the three years then ended:

                                                              WEIGHTED-
                                        SHARES UNDER           AVERAGE
                                           OPTION          EXERCISE PRICE
                                        -------------      ---------------
Balance at December 31, 1994.........       121,000            $ 13.18
     Granted.........................       --                 --
     Exercised.......................       --                 --
                                        -------------
Balance at December 31, 1995.........       121,000              13.18
     Granted.........................        71,899              10.00
     Exercised.......................       --                 --
     Cancelled.......................       (71,000)             18.94
                                        -------------
Balance at December 31, 1996.........       121,899               7.94
     Warrants converted to options...        15,000              10.00
     Granted.........................     1,310,389               9.97
     Exercised.......................       (50,000)              5.00
     Cancelled.......................        (1,540)             10.00
                                        -------------
Balance at December 31, 1997.........     1,395,748               9.97
                                        =============
Available for grant at December 31,
  1997...............................       104,252
                                        =============
Options exercisable at December 31,
  1997...............................       533,873               7.03
                                        =============

     The options outstanding at December 31, 1997 have exercise prices from $1.00 to $17.125 per share, with a weighted average exercise price of $9.97 and a weighted average remaining contractual life of 6.92 years.

     The Company accounts for options by applying APB Opinion No. 25, under which no compensation expense (other than described in Note 2) has been recognized. The Company's pro forma compensation expense for 1996 is zero as options were determined to be without value under SFAS No. 123, "Accounting for Stock-Based Compensation," using the minimum value option method.

     If the Company had recorded 1997 compensation cost for option grants consistent with SFAS No. 123, 1997 net loss and loss per share would have been increased by the following pro forma amounts (in thousands, except per share data):

                                            YEAR ENDED
                                        DECEMBER 31, 1997
                                        ------------------
Net Loss:
     As Reported.....................      $ (7,499,964)
     Pro forma.......................      $ (8,350,661)
Loss Per Share:
  Basic
     As Reported.....................      $      (2.16)
     Pro forma.......................      $      (2.41)

     The pro forma compensation cost may not be representative of that to be expected in future years because options vest over several years and additional awards may be made each year.

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions used for grants in 1997: dividend yield of 0%; expected volatility of 48.43%; risk-free interest rate of 6.09%; and expected lives of 6.92 years.

  WARRANTS

     During 1997, Philip exercised warrants to purchase 680,768 shares of SSI Common Stock at an exercise price of $6.32 per share. Consideration for the exercise consisted of approximately $3.3 million of Philip promissory notes and approximately $1.2 million in cash. The Company used the Philip notes as part of the consideration it paid for Harley.

  STOCK REPURCHASES

     In December 1996, the Company purchased 11,900 shares of SSI Common Stock from certain stockholders for $70,000 ($5.88 per share). It subsequently canceled these shares.

12.  REDEEMABLE PREFERRED STOCK:

     In 1995, SSI issued and sold 20,000 shares of its redeemable preferred stock to Philip for $2.0 million ($100 per share). In the SSI Merger, these shares, together with accrued dividends thereon, converted into 154,958 shares of Common Stock.

13.  COMMITMENTS AND CONTINGENCIES:

  OPERATING LEASES

     The Company leases warehouse space, office facilities and vehicles under noncancelable leases. Rental expense for 1995, 1996 and 1997 was approximately $90,300, $162,400, and $822,400 respectively. The following represents future minimum rental payments under noncancelable operating leases:

Year ending December 31 --
     1998...............................  $    910,403
     1999...............................       760,615
     2000...............................       656,017
     2001...............................       519,120
     2002...............................       325,011
     Thereafter.........................       500,275
                                          ------------
                                          $  3,671,441
                                          ============

  LITIGATION

     In the ordinary course of its business, the Company has become involved in various legal actions. Management, after consultation with legal counsel, does not believe that the outcome of these legal actions will have a material effect on the Company's financial position or results of operations.

14.  CERTAIN TRANSACTIONS:

     The Company had a management agreement with CATS, an entity then related by common ownership. Management fee expense for 1995, 1996, and 1997 was approximately $120,000, $108,000, and $353,000, respectively. This agreement terminated in 1997.

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

15.  EMPLOYEE BENEFIT PLANS:

     The Company maintains certain 401(k) plans which allow eligible employees to defer a portion of their income through contributions to the plans. No contributions were required or made to these plans during 1995 or 1996. The Company contributed approximately $59,000 to its plans during the year ended December 31, 1997.

16.  RELATIONSHIP WITH PHILIP:

     In 1996, Philip agreed to make certain advances to SSI to enable SSI, or its successors, to pursue a possible initial public offering. As a result of Philip's financial support of SSI's acquisition of Harley, Philip became a related party of the Company for financial statement presentation purposes effective January 31, 1997. In June 1997, Invatec entered into a funding arrangement with Philip pursuant to which Philip advanced funds to Invatec to pay costs related to the IPO and Invatec assumed SSI's obligation to repay the Philip advances and the related deferred offering costs funded with these advances.

     In connection with the IPO, Invatec issued 1,036,013 shares of Common Stock to Philip as payment of $8.6 million of indebtedness owed to Philip. Immediately after the IPO, Invatec repaid the remaining $3.0 million of indebtedness owed to Philip in cash.

17.  SERVICE AND DISTRIBUTION AGREEMENTS:

     The Company purchases, sells and services various products under service and distribution agreements with its major suppliers. In general, these agreements are cancelable by the suppliers upon 30 to 60 days' notice. Management does not anticipate cancelation of these agreements.

18.  SUBSEQUENT EVENTS:

     During the first quarter of 1998 (through March 24) the Company purchased three additional businesses providing services in its industry for a total consideration (subject to certain adjustments) consisting of approximately $20.0 million in cash, $9.2 million aggregate principal amount of assumed debt, 807,828 shares of Common Stock, and $0.4 million aggregate principal amount of convertible subordinated notes. The Company used borrowings under the Credit Facility to fund the cash portions of the purchase prices.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Innovative Valve Technologies, Inc.:

     We have audited the accompanying consolidated balance sheet of Innovative Valve Technologies, Inc. and subsidiaries (a Delaware corporation), as of September 30, 1997, and the related consolidated statements of operations, stockholders' deficit and cash flows for the period from inception (March 16, 1997) through September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innovative Valve Technologies, Inc. and subsidiaries, as of September 30, 1997, and the results of their operations and their cash flows for the period from inception (March 16, 1997) through September 30, 1997, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
March 10, 1998

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEET -- SEPTEMBER 30, 1997

                 ASSETS
CURRENT ASSETS:
     Trade accounts receivable, net of
      allowance of $46,578..............  $    2,717,617
     Inventories, net...................       1,647,347
     Prepaid expenses and other.........         138,876
                                          --------------
          Total current assets..........       4,503,840
PROPERTY AND EQUIPMENT, net.............       1,379,245
RECEIVABLE FROM THE SAFE SEAL COMPANY,
  INC...................................       6,414,636
GOODWILL, net...........................       7,959,884
OTHER NONCURRENT ASSETS.................       2,085,042
                                          --------------
                                          $   22,342,647
                                          ==============

 LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Short-term debt....................  $    4,791,764
     Current maturities of long-term
      debt..............................         818,993
     Credit facility....................       2,522,895
     Accounts payable and accrued
      expenses..........................       9,904,055
                                          --------------
          Total current liabilities.....      18,037,707
CONVERTIBLE SUBORDINATED DEBT...........       6,143,180
OTHER LONG-TERM LIABILITIES.............         710,528
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
     Common stock, $0.001 par value,
      30,000,000 shares authorized,
      242,839 shares issued and
      outstanding.......................             243
     Additional paid-in capital.........       5,008,672
     Retained deficit...................      (7,557,683)
                                          --------------
          Total stockholders' deficit...      (2,548,768)
                                          --------------
                                          $   22,342,647
                                          ==============

   The accompanying notes are an integral part of this consolidated financial statement.

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE PERIOD FROM INCEPTION (MARCH 16, 1997)
                           THROUGH SEPTEMBER 30, 1997

REVENUES.............................  $    2,414,324
COST OF OPERATIONS...................       1,749,628
                                       --------------
     Gross profit....................         664,696
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES...........................       2,564,748
SPECIAL COMPENSATION EXPENSE.........       5,008,381
                                       --------------
LOSS FROM OPERATIONS.................      (6,908,433)
INTEREST EXPENSE.....................         638,638
OTHER EXPENSE........................          10,612
                                       --------------
LOSS FROM OPERATIONS BEFORE INCOME
  TAXES..............................      (7,557,683)
PROVISION FOR INCOME TAXES...........        --
                                       --------------
NET LOSS.............................  $   (7,557,683)
                                       ==============

   The accompanying notes are an integral part of this consolidated financial statement.

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                 FOR THE PERIOD FROM INCEPTION (MARCH 16, 1997)
                           THROUGH SEPTEMBER 30, 1997

                                           COMMON STOCK       ADDITIONAL
                                        ------------------      PAID-IN       RETAINED
                                        SHARES     AMOUNT       CAPITAL        DEFICIT         TOTAL
                                        -------    -------    -----------    -----------    -----------
BALANCE, March 16, 1997..............     --       $ --       $   --         $   --         $   --
     Issuance of Common Stock........   242,839        243      2,840,973        --           2,841,216
     Issuance of stock options to
       certain executives............     --         --         2,167,699        --           2,167,699
     Net loss........................     --         --           --          (7,557,683)    (7,557,683)
                                        -------    -------    -----------    -----------    -----------
BALANCE, September 30, 1997..........   242,839    $   243    $ 5,008,672    $(7,557,683)   $(2,548,768)
                                        =======    =======    ===========    ===========    ===========

   The accompanying notes are an integral part of this consolidated financial statement.

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE PERIOD FROM INCEPTION (MARCH 16, 1997)
                           THROUGH SEPTEMBER 30, 1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss................................  $    (7,557,683)
Adjustments to reconcile net loss to net
  cash used in operating activities --
     Depreciation and amortization......           91,044
     Special compensation expense.......        5,008,558
     (Increase) decrease in --
          Receivable from The Safe Seal
           Company, Inc. ...............          362,612
          Trade accounts receivable.....         (974,753)
          Inventories...................         (285,565)
          Prepaid expenses and other
           current assets...............           79,924
          Other noncurrent assets.......       (3,135,829)
          Accounts payable and accrued
           expenses.....................        7,980,650
                                          ---------------
          Net cash provided by
           operating activities.........        1,568,958
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and
      equipment.........................         (549,812)
     Net proceeds from property and
      equipment sales...................           (9,095)
     Business acquisitions..............       (6,809,946)
                                          ---------------
          Net cash used in investing
           activities...................       (7,368,853)
CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings of debt.................        4,976,689
     Borrowings under credit facility...        2,522,895
     Proceeds from the issuance of
      common stock......................              357
     Funding of deferred offering
      costs.............................       (1,700,046)
                                          ---------------
          Net cash provided by financing
           activities...................        5,799,895
NET CHANGE IN CASH......................        --
CASH, beginning of period...............        --
                                          ---------------
CASH, end of period.....................  $     --
                                          ===============

   The accompanying notes are an integral part of this consolidated financial statement.

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.  BUSINESS AND ORGANIZATION:

  BACKGROUND

     Innovative Valve Technologies, Inc. (the "Company" or "Invatec") was established as a Delaware corporation on March 16, 1997, to create the leading single-source provider of comprehensive maintenance, repair and value-added distribution services for industrial valves and related process-system components throughout North America. Except for its purchase of Steam Supply & Rubber Co., Inc. and three related entities (collectively, "Steam Supply") in July 1997, Invatec conducted no operations of its own prior to the closing on October 28, 1997 of (i) its initial public offering (the "IPO") of its common stock, par value $.001 per share ("Common Stock"), (ii) its purchase of two value repair and distribution companies and (iii) a merger (the "SSI Merger") in which The Safe Seal Company, Inc. ("SSI") became its subsidiary. Pursuant to the SSI Merger each outstanding share of SSI common stock will be converted into 1/2 of a share of Common Stock and the redemption of SSI preferred stock for shares of Common Stock at the initial offering price of $13. Prior to the SSI Merger, Invatec and SSI were under the common voting control of the trustee of a voting trust establish in May 1997.

 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  BASIS OF PRESENTATION

     The financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets. The costs of major improvements are capitalized. Expenditures for maintenance, repairs and minor improvements are expensed as incurred. When property and equipment are sold or retired, the cost and related accumulated depreciation are removed and the resulting gain or loss is included in results of operations.

  GOODWILL

     Goodwill represents the excess of the aggregate purchase price paid by the Company in the acquisition of businesses accounted for as purchases over the fair market value of the net assets acquired. Goodwill is amortized on a straight-line basis over 40 years.

     The Company periodically evaluates the recoverability of intangibles resulting from business acquisitions and measures the amount of impairment, if any, by assessing current and future levels of income and cash flows as well as other factors, such as business trends and prospects and market and economic conditions.

  INCOME TAXES

     Invatec follows the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109. Under this method, deferred income taxes are recorded based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets or liabilities are recovered or settled. Invatec has recorded a full valuation allowance against all deferred tax assets due to the uncertainty of ultimate realizability. Accordingly, no income tax benefit has been recorded for current year losses.

  SPECIAL COMPENSATION EXPENSE ON COMMON STOCK ISSUANCE

     The Company recorded a special non-cash compensation expense of approximately $2.8 million related to the issuance of 242,839 shares of Common Stock to six members of executive management and a

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

related party to attract such individuals and that party to effect the IPO (see
Note 1). For financial statement presentation purposes, these shares were valued at approximately $11.70 per share.

  SUPPLEMENTAL CASH FLOW INFORMATION

     During the period from inception (March 16, 1997) through September 30, 1997, the Company had non-cash activities consisting of the assumption of approximately $6,777,000 of notes issued by SSI in connection with SSI's acquisition of Plant Specialties, Inc. ("Plant Specialties") and assumption of the indebtedness (including accrued interest) owed to Philip.

     The Company did not pay taxes or interest during the period from inception through September 30, 1997.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.  PROPERTY AND EQUIPMENT:

     Property and equipment at September 30, 1997 consist of the following:

                                         ESTIMATED      DECEMBER 31,
                                        USEFUL LIVES        1996
                                        ------------   --------------
Land.................................       --         $      167,095
Buildings............................    30 years             610,952
Leasehold improvements...............    30 years              57,843
Furniture and fixtures...............    3-5 years          2,424,264
Machinery and equipment..............     5 years             397,095
                                                       --------------
                                                            3,657,249
     Less -- Accumulated
       depreciation..................                      (2,278,004)
                                                       --------------
     Property and equipment, net.....                  $    1,379,245
                                                       ==============

 4.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

     Accounts payable and accrued expenses at September 30, 1997 consist of the following:

Accrued interest.....................     1,031,057
Accounts payable, trade..............     6,851,078
Accrued compensation and benefits....       441,075
Other accrued expenses...............     1,580,845
                                       ------------
                                       $  9,904,055
                                       ============

 5.  DEBT:

     In June 1997, Invatec entered into a funding arrangement with Philip pursuant to which Philip advanced funds to Invatec (the "Philip Advances") to pay costs related to the IPO and Invatec assumed SSI's obligation to repay the Philip Advances and the related deferred offering costs funded with the Philip Advances. Pursuant to this arrangement, $2,128,935 of short-term debt and $484,000 of accrued financing charges incurred by SSI prior to the funding arrangement were transferred to Invatec. The Philip Advances

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

have been included in short-term debt and bear interest at 8% per annum and may be converted into Common Stock. The Philip Advances were due at the closing of the IPO, and were repaid with Common Stock valued at the IPO initial offering price of $13.

     Long-term debt consists of a $853,186 note payable to a former stockholder of Plant Specialties issued in connection with SSI's acquisition of Plant Specialties. The note was assumed from SSI by Invatec in June 1997. The note bears interest at 9.0% per annum and is secured by real estate. Principal and interest was paid monthly and the note was paid in full in December 1997.

 6.  CONVERTIBLE SUBORDINATED NOTES PAYABLE:

     At September 30, 1997, outstanding convertible subordinated debt consisted of approximately $3.3 million aggregate principal amount of 5.0% notes due in 2002 (issued by SSI as part of the purchase price for PSI and thereafter assumed by Invatec) and $2.8 million aggregate principal amount of 5.5% notes due in 2004 (issued by Invatec as part of the purchase price for Steam Supply). As a result of the IPO, these notes are convertible into Common Stock, at the option of the holders, at an initial conversion price of $16.90 per share.

 7.  CAPITAL STOCK AND STOCK OPTIONS:

  COMMON STOCK

     In connection with the organization and initial capitalization of Invatec, Invatec issued and sold 242,839 shares of Common Stock in March and June 1997 to certain members of its management and a related party for $357. For financial statement presentation purposes, this Common Stock was valued at $11.70 per share, resulting in a special non-cash compensation expense of $2,840,859.

  PREFERRED STOCK

     Invatec's charter authorizes the issuance of up to 5,000,000 shares of preferred stock. As of September 30, 1997, no shares of preferred stock had been issued.

  1997 INCENTIVE PLAN

     The Company has adopted an incentive plan (the "Plan") that provides for the granting or awarding of stock options and other performance-based awards to key employees, nonemployee directors and independent contractors of the Company and its subsidiaries. In general, the terms of the options awards (including vesting schedules) granted after the IPO will be established by the Compensation Committee of the Company's board of directors. In August 1997, options to purchase 202,589 shares of Common Stock were granted to certain members of management at an exercise price of $1.00 per share, resulting in a special non-cash non-recurring charge of approximately $2.2 million. As of October 27, 1997 Plan options to purchase approximately 1.3 million shares of Common Stock were outstanding.

 8.  ACQUISITION OF STEAM SUPPLY:

     In July 1997, Invatec acquired Steam Supply & Rubber Co., Inc. and three of its affiliated companies (collectively, "Steam Supply") for total consideration of $10.6 million, comprised of $2.7 million of cash, $2.8 million aggregate principal amount of Invatec's seven-year 5.5% convertible subordinated notes and the assumption of $5.1 million of debt and other non-current liabilities. Invatec is accounting for this acquisition in accordance with the purchase method of accounting, and the effective date of this acquisition is July 31, 1997 for financial statement presentation purposes.

     On June 29, 1997, in connection with the acquisition of Steam Supply, the Company borrowed $2.0 million from Philip and paid the proceeds into escrow pursuant to the definitive agreement to purchase Steam Supply. The note due to Philip bears interest at Philip's borrowing rate plus 10.0% (approximately 18% at June 30, 1997) and was paid upon the closing of the IPO.

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

 9.  NEW ACCOUNTING PRONOUNCEMENT:

     SFAS No. 123, "Accounting for Stock-Based Compensation," allows entities to choose between a new fair-value-based method of accounting for employee stock options or similar equity instruments and the current intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"). Entities electing to remain with the accounting in APB No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. The Company will provide pro forma disclosure of net income and earnings per share, as applicable, in the notes to future consolidated financial statements.

 10.  ACQUISITIONS:

     The Company has signed definitive agreements to acquire Industrial Controls & Equipment, Inc. and three affiliated companies (collectively, "ICE/VARCO") and Southern Valve Service, Inc. and one affiliated company (collectively, "SVS"). The aggregate consideration the Company will pay in these acquisitions is $11.1 million, comprised of $9.6 million in cash and assumed debt and $1.5 million in Common Stock valued for this purpose at the initial public offering price per share in the IPO. The closings of these acquisitions are conditioned on the completion of the IPO. The total consideration payable in each acquisition is subject to an increase in total consideration contingent on the operating results achieved in the first 12 months after acquisition. The contingent payment for ICE/VARCO would consist of options to purchase 40,000 shares of Common Stock at an exercise price per share equal to the initial public offering price of $13 per share, while the contingent payment for SVS would be payable in a combination of Common Stock and cash in an amount that is not presently determinable.

11.  SUBSEQUENT EVENTS:

  REVERSE STOCK SPLIT

     In October 1997, Invatec effected a 0.68-for-one reverse stock split of each share of Common Stock then outstanding. The accompanying financial statements have been prepared as if such reverse split had been effected at inception (March 16, 1997).

  IPO AND MERGER

     On October 28, 1997, Invatec (i) closed its IPO of its Common Stock and
(ii) consolidated seven established businesses providing various repair and distribution services by means of two purchase transactions and a merger in which its affiliate, SSI became its subsidiary.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Safe Seal Company, Inc. and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of The Safe Seal Company, Inc. (a Texas corporation) and subsidiaries, as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Safe Seal Company, Inc. and subsidiaries, as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP
Houston, Texas
February 14, 1997

                  THE SAFE SEAL COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                   DECEMBER 31
                                          ------------------------------
                                               1995            1996
                                          --------------  --------------
                 ASSETS
CURRENT ASSETS:
     Cash...............................  $    1,458,096  $      396,637
     Accounts receivable, net of
      allowance of $25,000 and
      $25,000...........................         485,911         535,647
     Inventories........................          17,480          36,140
     Prepaid expenses and other current
      assets............................          45,477         111,638
                                          --------------  --------------
               Total current assets.....       2,006,964       1,080,062
PROPERTY AND EQUIPMENT, net.............          32,502         140,449
GOODWILL, net...........................        --              --
PATENT COSTS, net.......................          56,833         741,611
OTHER NONCURRENT ASSETS, net............          12,346         325,993
                                          --------------  --------------
                                          $    2,108,645  $    2,288,115
                                          ==============  ==============

  LIABILITIES AND STOCKHOLDERS' EQUITY
               (DEFICIT)

CURRENT LIABILITIES:
     Short-term debt....................  $     --        $     --
     Current maturities of long-term
      debt..............................        --              --
     Accounts payable and accrued
      expenses..........................       1,184,086       1,092,891
     Other current liabilities..........        --              --
                                          --------------  --------------
               Total current
                   liabilities..........       1,184,086       1,092,891
LONG TERM DEBT, net of current
  maturities............................        --               588,970
PAYABLE TO INNOVATIVE VALVE
  TECHNOLOGIES, INC.....................        --              --
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK..............       2,000,000       2,000,000
STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock, $0.01 par value,
      10,000,000 shares authorized,
      2,865,902 shares and 2,963,838
      shares issued and outstanding.....          28,659          29,638
     Additional paid-in capital.........         983,246       1,270,315
     Retained deficit...................      (2,087,346)     (2,693,699)
                                          --------------  --------------
               Total stockholders'
                   equity (deficit).....      (1,075,441)     (1,393,746)
                                          --------------  --------------
                                          $    2,108,645  $    2,288,115
                                          ==============  ==============

  The accompanying notes are an integral part of these consolidated financial statements.

                  THE SAFE SEAL COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 YEAR ENDED DECEMBER 31
                                         --------------------------------------
                                            1994          1995         1996
                                         -----------  ------------  -----------
REVENUES...............................  $ 2,547,360  $  2,852,356  $ 3,887,761
COST OF OPERATIONS.....................    1,270,788     1,583,940    2,375,245
                                         -----------  ------------  -----------
         Gross profit..................    1,276,572     1,268,416    1,512,516
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES.............................    1,267,899     1,852,895    1,917,063
SPECIAL COMPENSATION EXPENSE ON COMMON
  STOCK ISSUANCE.......................      --            --            38,048
                                         -----------  ------------  -----------
         Income (loss) from
           operations..................        8,673      (584,479)    (442,595)
OTHER INCOME (EXPENSE):
    Patent defense costs...............     (168,705)     (880,068)     --
    Interest income (expense), net.....       (7,048)       10,181       27,703
    Other..............................     (113,635)      (50,126)         393
                                         -----------  ------------  -----------
                                            (289,388)     (920,013)      28,096
                                         -----------  ------------  -----------
LOSS BEFORE INCOME TAXES...............     (280,715)   (1,504,492)    (414,499)
PROVISION (BENEFIT) FOR INCOME TAXES...      --            --           --
                                         -----------  ------------  -----------
NET LOSS...............................  $  (280,715) $ (1,504,492) $  (414,499)
                                         ===========  ============  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                  THE SAFE SEAL COMPANY, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                            COMMON STOCK         ADDITIONAL
                                        ---------------------      PAID-IN       RETAINED
                                         SHARES       AMOUNT       CAPITAL        DEFICIT         TOTAL
                                        ---------    --------    -----------    -----------   --------------
BALANCE, December 31, 1993...........   2,463,424    $ 24,634    $   268,801    $  (249,016)  $       44,419
     Preferred stock dividends.......      --           --           --             (12,000)         (12,000)
     Issuance of common stock........      62,478         625         22,345        --                22,970
     Conversion of redeemable
       preferred stock to common
       stock.........................      51,000         510        149,490        --               150,000
     Net loss........................      --           --           --            (280,715)        (280,715)
                                        ---------    --------    -----------    -----------   --------------
BALANCE, December 31, 1994...........   2,576,902      25,769        440,636       (541,731)         (75,326)
     Preferred stock dividends.......      --           --           --             (41,123)         (41,123)
     Sale of common stock warrant....      --           --           100,000        --               100,000
     Issuance of common stock........     289,000       2,890        442,610        --               445,500
     Net loss........................      --           --           --          (1,504,492)      (1,504,492)
                                        ---------    --------    -----------    -----------   --------------
BALANCE, December 31, 1995...........   2,865,902      28,659        983,246     (2,087,346)      (1,075,441)
     Preferred stock dividends.......      --           --           --            (191,854)        (191,854)
     Issuances of common stock.......     121,736       1,217        356,831        --               358,048
     Retirement of stock.............     (23,800)       (238)       (69,762)       --               (70,000)
     Net loss........................      --           --           --            (414,499)        (414,499)
                                        ---------    --------    -----------    -----------   --------------
BALANCE, December 31, 1996...........   2,963,838    $ 29,638    $ 1,270,315    $(2,693,699)  $   (1,393,746)
                                        =========    ========    ===========    ===========   ==============

  The accompanying notes are an integral part of these consolidated financial statements.

                  THE SAFE SEAL COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               YEAR ENDED DECEMBER 31
                                       --------------------------------------
                                          1994          1995         1996
                                       -----------  ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...........................  $  (280,715) $ (1,504,492) $  (414,499)
  Adjustments to reconcile net loss
    to net cash
    provided by (used in) operating
    activities --
      Depreciation and
         amortization................       27,179        28,525       31,183
      Special compensation expense on
         issuance of common stock....      --            --            38,048
      (Gain) loss on sale of property
         and equipment...............       13,196        (1,879)     --
      (Increase) decrease in --
         Accounts receivable.........      (87,683)     (145,835)     (49,736)
         Inventories.................      --            --           (13,660)
         Prepaid expenses and other
           current assets............      (23,767)       35,402      (66,161)
         Other noncurrent assets.....      (39,544)      --          (324,246)
      Increase (decrease) --
         Accounts payable and accrued
           expenses..................      399,318       493,084      (91,195)
         Payable to Innovative Valve
           Technologies, Inc.........      --            --           --
                                       -----------  ------------  -----------
           Net cash provided by (used
             in) operating
             activities..............        7,984    (1,095,195)    (890,266)
                                       -----------  ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and
    equipment........................      (28,593)       (7,530)    (128,309)
  Additions to patent costs..........      (75,570)       (3,384)     (46,030)
  Proceeds from sale of property and
    equipment........................       40,000        10,500      --
  Proceeds from sale of
    investments......................       53,107       --           --
  Business acquisitions, net of cash
    acquired of $135,109.............      --            --           --
                                       -----------  ------------  -----------
           Net cash used in investing
             activities..............      (11,056)         (414)    (174,339)
                                       -----------  ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of debt.................      100,000            --      265,000
  Repayments of debt.................      (31,667)      (93,333)     --
  Proceeds from sale/exercise of
    common stock warrant.............      --            100,000      --
  Proceeds from sale of common
    stock............................      --            445,500      --
  Stock repurchases..................      --            --           (70,000)
  Proceeds from sale of redeemable
    preferred stock..................      --          2,000,000      --
  Preferred stock dividends..........      (12,000)      --          (191,854)
                                       -----------  ------------  -----------
           Net cash provided by (used
             in) financing
             activities..............       56,333     2,452,167        3,146
                                       -----------  ------------  -----------
NET INCREASE (DECREASE) IN CASH......       53,261     1,356,558   (1,061,459)
CASH, beginning of period............       48,277       101,538    1,458,096
                                       -----------  ------------  -----------
CASH, end of period..................  $   101,538  $  1,458,096  $   396,637
                                       ===========  ============  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                  THE SAFE SEAL COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION:

     The Safe Seal Company, Inc. (the "Company" or "SSI") was incorporated in the State of Texas in January 1991 and is principally engaged in the business of providing on-line leak sealing and valve maintenance and repair services to industrial customers in the Gulf Coast area of the United States.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  BASIS OF PRESENTATION

     The financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets. The costs of major improvements are capitalized. Expenditures for maintenance, repairs and minor improvements are expensed as incurred. When property and equipment are sold or retired, the cost and related accumulated depreciation are removed and the resulting gain or loss is included in results of operations.

  INCOME TAXES

     The Company follows the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109. Under this method, deferred income taxes are recorded based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets or liabilities are recovered or settled.

  REVENUE RECOGNITION

     Revenue is recognized as products are sold and as services are performed.

  CASH

     Cash payments for interest during 1994, 1995 and 1996 were approximately $7,000, $8,000 and $4,000, respectively.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  SPECIAL COMPENSATION EXPENSE ON COMMON STOCK ISSUANCE

     In 1996, the Company recorded a special compensation expense of $38,048 related to the issuance of its common stock, $0.01 par value (the "Common Stock"), and options to purchase Common Stock under employee benefit programs. See Note 8 for further discussion.

     In the six months ended June 30, 1997, the Company recorded a special non-cash compensation expense of approximately $2.6 million on common stock issuance related to the issuance of 443,190 shares of Common Stock to three members of executive management and to Computerized Accounting & Tax Services, Inc. ("CATS"), a related party owned by Roger L Miller (see Note 11), to attract such individuals and CATS to effect the Offering (see Note 13). For financial statement presentation purposes, these shares were valued at approximately $5.85 per share.

                  THE SAFE SEAL COMPANY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  NEW ACCOUNTING PRONOUNCEMENT

     Effective January 1, 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets, may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is necessary. Adoption of this standard did not have a material effect on the financial position or results of operations of the Company.

3.  ACQUISITION OF THE SPIN SAFE CORPORATION, INC.:

     In November 1996, the Company acquired The Spin Safe Corporation, Inc. ("Spin Safe") in exchange for 108,800 shares of Common Stock, valued at $2.94 per share, and noninterest-bearing notes payable of $400,000. The notes are due in four equal annual installments beginning January 15, 1998. Additionally, the Company entered into an agreement with the former stockholders of Spin Safe, pursuant to which the Company will make royalty payments to them based on the number of times in excess of a specified base the Safe SealE system is used by the Company through 2011. The cost of this acquisition is recorded as patent costs.

4.  PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following:

                                                            DECEMBER 31
                                         ESTIMATED     ----------------------
                                        USEFUL LIVES      1995        1996
                                        ------------   ----------  ----------
Vehicles.............................     5 years      $   --      $    5,904
Furniture and fixtures...............    3-5 years         41,423     126,262
Machinery and equipment..............     5 years          17,180      54,746
                                                       ----------  ----------
                                                           58,603     186,912
     Less -- Accumulated
       depreciation..................                     (26,101)    (46,463)
                                                       ----------  ----------
     Property and equipment, net.....                  $   32,502  $  140,449
                                                       ==========  ==========

5.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

     Activity in the Company's allowance for doubtful accounts consists of the following:

                                                 DECEMBER 31
                                       -------------------------------
                                         1994       1995       1996
                                       ---------  ---------  ---------
Balance, at beginning of year........  $  25,000  $  25,000  $  25,000
Additions............................     --         --         --
Deductions...........................     --         --         --
                                       ---------  ---------  ---------
Balance, at end of year..............  $  25,000  $  25,000  $  25,000
                                       =========  =========  =========

                  THE SAFE SEAL COMPANY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Accounts payable and accrued expenses consist of the following:

                                              DECEMBER 31
                                       --------------------------
                                           1995          1996
                                       ------------  ------------
Accounts payable, trade..............  $    278,457  $    287,165
Accrued compensation and benefits....        74,583       120,567
Accrued legal fees...................       593,311       170,696
Accrued dividends....................        65,123        47,500
Accrued royalties....................        56,833        70,117
Due to Philip Services Corp.
  subsidiary ........................       --            287,195
Other accrued expenses...............       115,779       109,651
                                       ------------  ------------
                                       $  1,184,086  $  1,092,891
                                       ============  ============

6.  LONG-TERM DEBT:

     Long-term debt consists of the following at December 31, 1996:

Revolving line of credit payable to a
  bank, due June 30, 2002, with
  interest due monthly at 1.25% over
  cost (as defined) (6.75% at
  December 31, 1996), secured by
  assignment of all assets. The
  available borrowing capacity at
  December 31, 1996 was
  $1,735,000.........................  $  265,000
Notes payable to former stockholders
  of Spin Safe, with annual
  installments of $100,000 beginning
  January 15, 1998, non-interest
  bearing, due January 15, 2001,
  unsecured..........................     323,970
                                       ----------
                                       $  588,970
                                       ==========

7.  INCOME TAXES:

     Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate tax rate to income before income taxes as follows:

                                              YEAR ENDED DECEMBER 31
                                       -------------------------------------
                                          1994         1995         1996
                                       -----------  -----------  -----------
Statutory federal income tax
  benefit............................         (34)%        (34)%        (34)%
Valuation allowance..................          34           34           34
                                              ---          ---          ---
Effective income tax rate............           0%           0%           0%
                                              ===          ===          ===

     Net deferred tax assets consist of the following:

                                              DECEMBER 31
                                       --------------------------
                                           1995          1996
                                       ------------  ------------
Current deferred tax assets..........  $    135,741  $    160,910
Noncurrent deferred tax assets.......       581,536       686,316
Valuation allowance..................      (717,277)     (847,226)
                                       ------------  ------------
          Total deferred tax
             assets..................  $    --       $    --
                                       ============  ============

     The Company records a valuation allowance for deferred tax assets when management believes it is more likely than not the asset will not be realized. Because of the Company's history of generating significant taxable losses, a valuation allowance equal to its deferred tax assets has been established.

                  THE SAFE SEAL COMPANY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences representing deferred tax assets and liabilities result principally from the following:

                                               YEAR ENDED DECEMBER 31
                                       --------------------------------------
                                          1994         1995          1996
                                       ----------  ------------  ------------
Depreciation and amortization........  $  (15,235) $     53,093  $     (2,520)
Net operating loss...................      74,051       304,600       107,301
Accrued expenses not deducted for
  tax................................      --            95,065        25,168
Change in valuation allowance........     (58,816)     (452,758)     (129,949)
                                       ----------  ------------  ------------
                                       $   --      $    --       $    --
                                       ==========  ============  ============

8.  STOCKHOLDERS' EQUITY:

  COMMON STOCK

     In 1995, the Company implemented an employee benefit award program. Under this program, the Company awarded 9,452 shares of Common Stock to employees. The shares vested 50 percent at December 31, 1996, and the remainder were to become fully vested on December 31, 1997. The Company recorded compensation expense, equal to the fair value of the shares, on the date the shares vested. During 1996, 1,632 shares were forfeited by employees. In 1996, the Company recorded non-cash compensation expense of $11,500 for the 3,910 shares that vested related to this program, which was discontinued in 1997, and all remaining unvested shares were cancelled.

  STOCK OPTIONS

     In 1996, the Company began a management stock option program that was discontinued in 1997. Under this program, the Company granted both shares of Common Stock and options to purchase shares of Common Stock to certain members of management. The options vested monthly and were exercisable at any time following the six-month period ending June 30 or December 31 in which the options were earned. The Company had reserved 400,000 shares of Common Stock for issuance in this program. During 1996, the Company granted 9,026 shares of Common Stock and options to purchase 143,798 shares of Common Stock. The options had an exercise price of $5.00 per share and are exercisable through July 1, 2001. In 1996, the Company recorded non-cash compensation expense of $26,548 for the 9,026 shares issued with a fair market value of $2.94 per share. No compensation expense was recorded for the options granted in 1996 because their exercise price exceeded the fair market value of the underlying shares ($2.94 per share). Prior to 1996, the Company had, from time to time, granted options to key employees at or above the market value of the Common Stock. The options granted had exercise prices ranging from $2.50 to $10.00 per share. All but 100,000 options expired in 1996. The remaining options were exercised in June 1997.

     The Company accounts for options by applying APB Opinion No. 25, under which no compensation expense has been recognized. The Company's pro forma compensation expense is zero as options were determined to be without value under SFAS No. 123, "Accounting for Stock-Based Compensation," using the minimum value option method with the following assumptions, as prescribed by SFAS No. 123:

Remaining life..........................     4.5 years
Exercise price..........................   $5.00/share
Risk-free rate of return................            7%

                  THE SAFE SEAL COMPANY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A summary of the stock options at December 31, 1996 and changes during the three years then ended is presented in the table and narrative below:

                                                              WEIGHTED-
                                        SHARES UNDER           AVERAGE
                                           OPTION          EXERCISE PRICE
                                        -------------      ---------------
Balance at December 31, 1993.........        27,000            $ 10.00
     Granted.........................       215,000               6.16
                                        -------------
Balance at December 31, 1994.........       242,000               6.59
     Granted.........................       --                 --
     Exercised.......................       --                 --
                                        -------------
Balance at December 31, 1995.........       242,000               6.59
     Granted.........................       143,798               5.00
     Exercised.......................       --                 --
     Cancelled.......................      (142,000)              9.47
                                        -------------
Balance at December 31, 1996.........       243,798               3.97
                                        =============
Available for grant at December 31,
1996.................................       256,202
                                        =============
Shares exercisable at December 31,
1996.................................       243,798               3.97
                                        =============

     The options outstanding at December 31, 1996 have exercise prices from $2.50 to $5.00 per share, with a weighted average exercise price of $3.97 and a weighted average remaining contractual life of three years. All these options are exercisable.

  WARRANTS

     In 1995, the Company sold to a subsidiary of Philip Services Corp. (collectively with its subsidiaries, "Philip") a warrant entitling Philip to purchase newly issued shares of Common Stock in such number as would equal 35 percent of the outstanding Common Stock, on a fully diluted basis, at $3.68 per share. During 1996, the Company granted Philip a warrant to purchase additional newly issued shares of Common Stock in such number as would equal 1.5 percent of outstanding Common Stock, on a fully diluted basis, at $3.68 per share. The warrants were exercisable, at Philip's discretion, through January 8, 1999. In September 1996, the Company agreed to adjust the warrants' exercise price to $3.16 in return for accelerated exercise and on January 31, 1997, Philip exercised the warrants. Consideration for the exercise of the warrants consisted of the issuance of approximately $3.3 million of promissory notes issued by Philip (the "Philip Notes") and cash of approximately $1,216,855 paid during the six months ended June 30, 1997. The exercise of these warrants and issuance of the promissory notes occurred concurrently with the Company's purchase of Harley Industries, Inc. ("Harley") (see Note 12), in connection with which the Company assigned the Philip Notes to the sellers of Harley.

     In 1995, the Company granted a consultant a warrant entitling its holder to purchase 15,000 shares of Common Stock at $10.00 per share. The warrant is exercisable, at the option of its holder, through the year 2000. The consultant subsequently became an officer of Philip and a director of the Company.

  STOCK REPURCHASES

     In December 1996, the Company purchased 23,800 shares of Common Stock from certain stockholders for total cash consideration of $70,000 ($2.94 per share). The shares repurchased by the Company were subsequently canceled.

                  THE SAFE SEAL COMPANY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9.  REDEEMABLE PREFERRED STOCK:

     In 1995, the Company authorized the issuance of 1,000,000 shares of preferred stock with a par value of $0.01 per share. Of the authorized shares, 20,000 were designated as Class A redeemable preferred stock (the "Class A Preferred Stock"). Holders of Class A Preferred Stock are entitled to receive preferential dividends, in cash or Common Stock (with an agreed value of $1.84 per common share), at an annual rate of $9.50 per share. The Company is required to redeem the Class A Preferred Stock at $100 per share by October 12, 1999. The Company sold the Class A Preferred Stock in 1995 for $2,000,000 to Philip.

10.  COMMITMENTS AND CONTINGENCIES:

  OPERATING LEASES

     The Company leases warehouse space, office facilities and vehicles under noncancelable leases. Rental expense for 1994, 1995 and 1996 was approximately $91,700, $90,300 and $162,400, respectively. The following represents future minimum rental payments under noncancelable operating leases:

Year ending December 31 --
     1997...............................  $  133,900
     1998...............................     102,300
     1999...............................      52,400
     2000...............................      28,800
     2001...............................      24,000
     Thereafter.........................      --
                                          ----------
                                          $  341,400
                                          ==========

  LITIGATION

     In the ordinary course of its business, the Company has become involved in various legal actions. Management does not believe that the outcome of these legal actions will have a material effect on the Company's financial position or results of operations.

11.  CERTAIN TRANSACTIONS:

     The Company has had a management agreement with CATS, an entity related by common ownership. Management fee expense for 1994, 1995 and 1996 was approximately $119,000, $120,000 and $108,000, respectively. This agreement was terminated in 1997.

12.  ACQUISITION OF HARLEY:

     Effective January 31, 1997, the Company acquired all the outstanding stock of Harley in a purchase transaction. Concurrent with the purchase of Harley, the Company sold a division of Harley ("Harley Equipment") for $1.9 million in cash and a receivable of $1.9 million, subject to final adjustment. The total purchase price for Harley was $14.0 million of cash and assumed debt, including a contingent cash payment of $1.0 million due upon the completion of the Offering and $3.3 million of notes issued by Philip (see Note 8) and excluding $3.8 million in cash and notes received from the sale of Harley Equipment. Harley is principally engaged in the repair and distribution of valves, gauges, measurement instruments and related parts for chemical manufacturing and power industries located primarily in the midwestern and southeastern United States.

                  THE SAFE SEAL COMPANY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13.  SUBSEQUENT EVENTS (UNAUDITED):

  REVERSE STOCK SPLIT

     In October 1997, the Company effected a 0.68-for-one reverse stock split of the outstanding Common Stock. The accompanying financial statements have been prepared as if such reverse split had been effected as of the beginning of the earliest period presented.

  ACQUISITIONS

     Effective February 28, 1997, SSI acquired all the outstanding stock of GSV, Inc. ("GSV") in a purchase transaction for approximately $7.3 million of cash and debt assumed. GSV machines, repairs and sells valves and valve components in Florida.

     Effective May 31, 1997, SSI acquired all the outstanding stock of Plant Specialties, Inc. ("Plant Specialties") and certain assets and real estate owned by a former stockholder of Plant Specialties in a purchase transaction for total consideration of $7.6 million, which consisted of $3.4 million in cash and assumed debt, the issuance of $3.3 million of convertible notes and the issuance of a $0.9 million note secured by real property. In June 1997, Innovative Valve Technologies, Inc. ("Invatec"), a related party (see below), assumed the Company's obligations on these notes. Plant Specialties sells and repairs valves and instrumentation and provides engineering services to petrochemical and oilfield industries in Louisiana and the Gulf Coast area.

     The following table reflects, on an unaudited pro forma basis, the combined operations of SSI, Harley, GSV and Plant Specialties, as if the acquisition of these companies (the "Acquisitions") had taken place on January 1, 1996. Adjustments have been made to reflect the accounting basis used in recording the Acquisitions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations the Company would have obtained had the Acquisitions taken effect on January 1, 1996, has obtained since the date of acquisition or may obtain in the future.

                                         YEAR ENDED
                                        DECEMBER 31,
                                            1996
                                        ------------
                                         (UNAUDITED
                                           AND IN
                                         THOUSANDS)
Revenues.............................     $ 45,670
Income before income taxes...........        2,551
Net income...........................        1,036

     To partially fund the Acquisitions, the Company entered into two separate credit facilities (the "Facilities"). One of the Facilities provides for loans of approximately $17.5 million, consisting of $7.5 million of fixed-term loans ($4.8 million of which have been guaranteed by Philip) and up to $10.0 million of revolving credit loans keyed to a borrowing base of, and secured by, accounts receivable and inventories. The other Facility is a $7.0 million advancing line of credit which has been guaranteed by Philip. As of June 30, 1997, approximately $19.1 million was outstanding under the Facilities, including approximately $1.4 million of current maturities. The Company anticipates that the Facilities will be replaced with a new credit facility after the Merger and Offering described below.

  RELATIONSHIP WITH INVATEC

     In March 1997, certain holders of the outstanding Common Stock organized Invatec to become the Company's parent corporation by means of a merger (the "Merger") to be effected concurrently with the closing by Invatec of an initial public offering (the "Offering") of its common stock (the "Invatec Common Stock"). As a result of the Merger, the outstanding Class A Preferred Stock and Common Stock will be converted into the right to receive shares of Invatec Common Stock.

                  THE SAFE SEAL COMPANY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Since May 1997, the Company and Invatec have been under the common control of a voting trustee pursuant to voting trust agreements covering a majority of the outstanding Common Stock and most outstanding shares of Invatec Common Stock.

  RELATIONSHIP WITH PHILIP

     In 1996, Philip agreed to make certain advances (the "Philip Advances") to the Company to enable the Company, or its successors, to pursue a possible initial public offering. At December 31, 1996, the Company owed Philip $287,195 under this agreement, and the Company's other noncurrent assets included $259,929 representing deferred offering costs funded with the Philip Advances.

     As a result of Philip's financial support of the Company's acquisition of Harley, Philip became a related party of the Company for financial statement presentation purposes effective January 31, 1997.

     In June 1997, Invatec entered into a funding arrangement with Philip pursuant to which Philip has advanced funds to Invatec to pay costs related to the Offering and Invatec has assumed the Company's obligation to repay the Philip Advances and the related deferred offering costs funded with the Philip Advances. Pursuant to that agreement, $2,128,935 of short-term debt and $484,000 of accrued financing charges were transferred to Invatec.

14.  SUPPLEMENTAL UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION:

     Concurrently with the Merger and the closing of the Offering, Invatec acquired in separate purchase transactions (i) Industrial Controls & Equipment, Inc. and three affiliated companies (collectively, "ICE/VARCO") and (ii) Southern Valve Service, Inc. and one affiliated company (collectively, "SVS"). In July 1997, Invatec acquired in a purchase transaction Steam Supply & Rubber Co., Inc. and three of its affiliates (collectively, "Steam Supply" and, together with ICE/VARCO, SVS, Harley, GSV and Plant Specialties, the "Acquired Businesses"). For financial statement presentation purposes, the Company is the "accounting acquirer" of the Acquired Businesses, and the following supplemental unaudited pro forma combined financial information gives effect to the acquisitions as if they had taken place on January 1, 1996 and as restated to convert the results of operations of Acquired Businesses whose historical fiscal periods were not on a calendar year basis to a calendar year basis. The combined results of operations for the periods presented below do not purport to be comparable to and may not be indicative of the Company's post-combination results of operations because (i) SSI and the Acquired Businesses were not under common control or management and (ii) a new basis of accounting was established to record the purchase of the Acquired Businesses under the purchase method of accounting.

                                          YEAR ENDED
                                       DECEMBER 31, 1996
                                       -----------------
                                        (UNAUDITED AND
                                         IN THOUSANDS)
Revenues.............................       $77,508
Cost of operations...................        54,613
                                       -----------------
Gross profit.........................        22,895
Selling, general and administrative
  expenses...........................        19,307
                                       -----------------
Income from operations...............       $ 3,588
                                       =================

                  THE SAFE SEAL COMPANY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

15.  EVENTS SUBSEQUENT TO DATE OF AUDITOR'S REPORT (UNAUDITED)

     On October 28, 1997, Invatec (i) closed its initial public offering of its common stock and (ii) consolidated seven established businesses providing various repair and distribution services by means of two purchase transactions and a merger in which its affiliate SSI, became its subsidiary.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Harley Industries, Inc.:

     We have audited the accompanying consolidated balance sheets of Harley Industries, Inc. and subsidiaries as of October 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Harley Industries, Inc. and subsidiaries as of October 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1996 in conformity with generally accepted accounting principles.

     As discussed in Note 2, in December 1996 the Company's stockholders entered into agreements for the sale of the Company's outstanding common stock.

Deloitte & Touche LLP
Tulsa, Oklahoma
January 17, 1997
(January 31, 1997 as to Notes 2 and 7)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Harley Industries, Inc.:

     We have audited the accompanying consolidated statement of operations, stockholders' equity and cash flows of Harley Industries, Inc. and subsidiaries for the period from November 1, 1996 through January 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Harley Industries, Inc. and subsidiaries for the period from November 1, 1996 through January 31, 1997, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP
Houston, Texas
March 19, 1998

                    HARLEY INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                    OCTOBER 31
                                          ------------------------------
                                               1995            1996
                                          --------------  --------------
                 ASSETS
CURRENT ASSETS:
     Cash...............................  $       21,738  $       37,250
     Accounts receivable, less allowance
      for doubtful accounts of $100,000
      and $117,000......................       3,394,506       4,391,442
     Inventories........................       3,612,653       3,258,243
     Prepaid expenses and other current
      assets............................          40,141          33,358
     Deferred income tax assets.........         151,000         315,000
                                          --------------  --------------
          Total current assets..........       7,220,038       8,035,293

NET ASSETS OF DISCONTINUED OPERATIONS...       3,876,294       3,114,979
PROPERTY, PLANT AND EQUIPMENT -- Net....       1,731,368       2,630,489
OTHER ASSETS............................       1,710,279       1,825,809
                                          --------------  --------------
                                          $   14,537,979  $   15,606,570
                                          ==============  ==============

  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued
      expenses..........................  $    1,731,291  $    2,424,408
     Current portion of long-term
      debt..............................         445,528         477,309
     Current portion of non-compete
      obligations.......................         142,617         151,504
                                          --------------  --------------
          Total current liabilities.....       2,319,436       3,053,221
LONG-TERM DEBT..........................       7,653,798       8,245,087

OBLIGATIONS UNDER NON-COMPETE
  AGREEMENTS............................         267,490         112,809
                                          --------------  --------------
          Total liabilities.............      10,240,724      11,411,117
                                          --------------  --------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Common stock, $.01 stated value:
       Authorized, 3,000,000 shares;
        issued and outstanding, 780,428
        shares..........................           7,804           7,804
     Additional paid-in capital.........       5,555,273       5,555,273
     Accumulated deficit................      (1,265,822)     (1,367,624)
                                          --------------  --------------
          Total stockholders' equity....       4,297,255       4,195,453
                                          --------------  --------------
                                          $   14,537,979  $   15,606,570
                                          ==============  ==============

                See notes to consolidated financial statements.

                    HARLEY INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                            THREE MONTHS
                                                      YEAR ENDED OCTOBER 31                    ENDED
                                          ----------------------------------------------    JANUARY 31,
                                               1994            1995            1996             1997
                                          --------------  --------------  --------------   --------------
REVENUES................................  $   16,621,198  $   18,990,013  $   21,391,102     $5,987,992
COST OF OPERATIONS......................      12,325,705      14,024,693      15,447,669      4,415,807
                                          --------------  --------------  --------------   --------------
     Gross profit.......................       4,295,493       4,965,320       5,943,433      1,572,185
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES..............................       4,530,176       4,383,840       5,563,334      1,845,477
                                          --------------  --------------  --------------   --------------
     Income (loss) from operations......        (234,683)        581,480         380,099       (273,292)
INTEREST EXPENSE........................         408,518         539,215         527,188        152,660
                                          --------------  --------------  --------------   --------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES...................        (643,201)         42,265        (147,089)      (425,952)
PROVISION (BENEFIT) FOR INCOME TAXES....        (270,000)         15,000         (57,000)      (150,212)
                                          --------------  --------------  --------------   --------------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS............................        (373,201)         27,265         (90,089)      (275,740)
INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS, NET OF PROVISION (BENEFIT)
  FOR TAXES OF $180,800, $35,000,
  $(9,000) and $(33,991)................         265,044          58,719         (11,713)       (53,166)
                                          --------------  --------------  --------------   --------------
NET INCOME (LOSS).......................  $     (108,157) $       85,984  $     (101,802)    $ (328,906)
                                          ==============  ==============  ==============   ==============

                See notes to consolidated financial statements.

                    HARLEY INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          COMMON STOCK       ADDITIONAL                        TOTAL
                                       ------------------     PAID-IN      ACCUMULATED     STOCKHOLDERS'
                                        SHARES     AMOUNT     CAPITAL        DEFICIT          EQUITY
                                       ---------   ------   ------------  --------------   -------------
BALANCE, OCTOBER 31, 1993............    786,428   $7,864   $  5,781,034  $   (1,243,649)   $ 4,545,249

     Purchase and retirement of
       treasury stock................     (6,000)     (60)       (30,761)       --              (30,821)

     Capital distributions...........     --         --          (60,000)       --              (60,000)

     Net loss........................     --         --          --             (108,157)      (108,157)
                                       ---------   ------   ------------  --------------   -------------
BALANCE, OCTOBER 31, 1994............    780,428    7,804      5,690,273      (1,351,806)     4,346,271

     Capital distributions...........     --         --         (135,000)       --             (135,000)

     Net income......................     --         --          --               85,984         85,984
                                       ---------   ------   ------------  --------------   -------------
BALANCE, OCTOBER 31, 1995............    780,428    7,804      5,555,273      (1,265,822)     4,297,255

     Net loss........................     --         --          --             (101,802)      (101,802)
                                       ---------   ------   ------------  --------------   -------------
BALANCE, OCTOBER 31, 1996............    780,428    7,804      5,555,273      (1,367,624)     4,195,453

     Net loss........................     --         --          --             (328,906)      (328,906)
                                       ---------   ------   ------------  --------------   -------------
BALANCE, JANUARY 31, 1997............    780,428   $7,804   $  5,555,273  $   (1,696,530)   $ 3,866,547
                                       =========   ======   ============  ==============   =============

                See notes to consolidated financial statements.

                    HARLEY INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       THREE MONTHS
                                                    YEARS ENDED OCTOBER 31                 ENDED
                                          ------------------------------------------    JANUARY 31,
                                              1994          1995           1996             1997
                                          ------------  -------------  -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)...................  $   (108,157) $      85,984  $    (101,802)    $ (328,906)
    Reconciliation of net income (loss)
      to net cash provided by (used in)
      operating activities:
      Discontinued operations...........      (265,044)       (58,719)        11,713         53,166
      Depreciation and amortization.....       493,708        519,793        535,212        156,135
      (Gain) loss on sale of property,
         plant and equipment............       --                 610        (15,187)       --
      Deferred taxes....................      (214,000)        15,000       (166,000)       (64,000)
      Changes in operating assets and
         liabilities:
         Accounts receivable............      (558,983)      (465,426)      (996,936)       904,159
         Inventories....................       (80,862)       120,375        322,954       (344,443)
         Prepaid expenses and other
           current assets...............        35,680         31,060          6,783        (77,331)
         Other non-current assets.......       --             (22,620)         7,870        (37,220)
         Accounts payable and accrued
           expenses.....................        44,271        237,673        693,117       (775,557)
                                          ------------  -------------  -------------   --------------
           Net cash provided by (used
             in) operating activities
             of:
             Continuing operations......      (653,387)       463,730        297,724       (513,997)
             Discontinued operations....      (150,395)      (264,084)       669,702       (803,582)
                                          ------------  -------------  -------------   --------------
               Net cash provided by
                  (used in) operating
                  activities............      (803,782)       199,646        967,426     (1,317,579)
                                          ------------  -------------  -------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of business................       --            --           (1,382,470)       --
    Capital expenditures................      (488,195)      (156,373)       (73,694)        (1,275)
    Proceeds from sale of property,
      plant, and equipment..............       --              23,952         26,974          3,599
                                          ------------  -------------  -------------   --------------
         Net cash provided by (used in)
           investing activities.........      (488,195)      (132,421)    (1,429,190)         2,324
                                          ------------  -------------  -------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (repayments) under
      revolving credit agreements.......     1,126,050        168,233      1,071,827      1,354,949
    Principal payments on other
      long-term debt....................    (1,595,682)      (363,045)      (448,757)       --
    Borrowings under term loan
      agreements........................     1,988,573        400,000       --              --
    Principal payments on non-compete
      obligations.......................      (131,001)      (138,175)      (145,794)       (37,694)
    Purchase and retirement of treasury
      stock.............................       (30,821)      --             --              --
    Capital distributions...............       (60,000)      (135,000)      --              --
                                          ------------  -------------  -------------   --------------
         Net cash provided by (used in)
           financing activities.........     1,297,119        (67,987)       477,276      1,317,255
                                          ------------  -------------  -------------   --------------
INCREASE (DECREASE) IN CASH.............         5,142           (762)        15,512          2,000
CASH, BEGINNING OF PERIOD...............        17,358         22,500         21,738         37,250
                                          ------------  -------------  -------------   --------------
CASH, END OF PERIOD.....................  $     22,500  $      21,738  $      37,250     $   39,250
                                          ============  =============  =============   ==============

                See notes to consolidated financial statements.

                    HARLEY INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED OCTOBER 31, 1994, 1995, AND 1996

1.  DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Harley Industries, Inc. (the "Company") and its operative divisions, Harley Equipment and Harley Valve and Instrument Company ("Harley Valve"), and other minor subsidiaries. All material intercompany profits, transactions and balances have been eliminated.

  DESCRIPTION OF BUSINESS

     The Company conducts its business activities through two operating divisions, Harley Equipment and Harley Valve. Harley Equipment sells, customizes and repairs engines, industrial vehicles, pumps and related parts. Harley Valve customizes, repairs, tests and sells valves, gauges, measurement instruments and related parts. The Company's principal customers are in the aircraft, chemical manufacturing and power industries located primarily in the midwestern and southeastern United States. The majority of sales of products and service billings are made on account to customers based on pre-approved unsecured credit terms determined by the Company. Allowances for uncollectible accounts are established based on several factors which include, but are not limited to, analysis of specific customers, historical trends, current economic conditions and other information.

  BASIS OF PRESENTATION

     Due to the transactions described in Note 2, the accompanying consolidated financial statements reflect the Company's Harley Equipment division as a discontinued operation.

  CASH

     Cash consists of cash on hand and on deposit in banks.

  INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories not expected to be sold or utilized within one year are recorded at estimated net realizable values and are included in the financial statements as non-current assets.

  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are reported at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets, which are 15 to 30 years for buildings, 7 years for machinery and equipment, 3 to 5 years for furniture and fixtures and 3 years for other assets. During 1996 the Company determined the estimated useful lives of certain of its buildings should be extended from 15 years to 30 years. The effect of this change in estimate was to decrease depreciation expense and the net loss for the year ended October 31, 1996 by approximately $52,000 and $31,200, respectively.

  INTANGIBLE ASSETS

     Intangible assets are reported at cost, net of accumulated amortization. The costs of non-compete agreements entered into in connection with acquisitions of businesses are amortized on the straight-line basis over their ten- and five-year terms. Other intangible assets consist of the excess of cost over the fair value of the net assets of acquired businesses, which is amortized on the straight-line basis over 40 years. Management periodically evaluates the recoverability of intangible asset carrying values based on projected operations and other relevant factors of the acquired businesses. No valuation reserves have been provided as a result of these evaluations. Amortization expense was $171,720, $179,220, $172,426 and $40,431 for the years ended October 31, 1994,
1995, 1996 and the three months ended January 31, 1997, respectively.

                    HARLEY INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  NEW ACCOUNTING STANDARD

     The Company has adopted, effective November 1, 1995, the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets, may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is necessary. Adoption of this standard did not have a material effect on the financial position or results of operations of the Company.

  REVENUE RECOGNITION

     Revenue on sales of products is recognized upon shipment to customers. Revenue on service work is recognized upon completion of the service.

  INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). Under FAS 109, deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and
(b) operating loss and tax credit carryforwards.

  MANAGEMENT ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenue and expenses during the reporting period. Actual results will be determined based on the outcome of future events and could differ from the estimates.

2.  SUBSEQUENT EVENTS AND DISCONTINUED OPERATIONS

     In December 1996, the Company's stockholders entered into agreements with The Safe Seal Company, Inc. ("Safe Seal") under which Safe Seal acquired 100% of the outstanding common stock of the Company effective January 31, 1997 for cash and notes of approximately $8,600,000, including a $1,000,000 cash payment due upon the successful completion of a public stock offering by Safe Seal or its successor company. Concurrent with the acquisition, Safe Seal entered into an agreement to transfer certain assets and certain liabilities to Harley Equipment and sell the stock of Harley Equipment for cash and notes to an employee/minority stockholder of the Company. The Company's primary bank debt, which was recorded on the records of Harley Equipment, was transferred to Harley Valve and refinanced by Safe Seal (Note 7) in conjunction with the sale and purchase transactions described above. The ultimate Harley Equipment purchase price, estimated to be $3,100,000 to $3,800,000, will be based on the historical carrying values of such assets and liabilities as of January 31, 1997 and is subject to adjustment by the parties. Subsequent to January 31, 1997, the parties entered into discussions to determine the final adjustments to the purchase price. The Company believes that the ultimate adjustment made to the purchase price will not have a material impact on the Company's financial position or results of operation. For financial reporting purposes, the net assets, results of operations and cash flows of Harley Equipment are included in the Company's consolidated financial statements as discontinued operations. Harley Equipment had revenues of $10,240,000, $10,318,000, $11,301,000 and
$2,518,000 for the years ended October 31, 1994, 1995,

                    HARLEY INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
1996 and the three months ended January 31, 1997, respectively. Net assets of these discontinued operations at October 31, 1995 and 1996 are as follows:

                                                  OCTOBER 31
                                          --------------------------
                                              1995          1996
                                          ------------  ------------
Current assets..........................  $  3,245,417  $  3,581,497
Property, plant and equipment -- net....       630,563       583,052
Other assets............................       751,241       635,227
                                          ------------  ------------
          Total assets..................     4,627,221     4,799,776
Current liabilities.....................       750,927     1,684,797
                                          ------------  ------------
          Net assets....................  $  3,876,294  $  3,114,979
                                          ============  ============

     This historical financial information may not necessarily be indicative of the conditions that would have existed if Harley Equipment had been operated as an unaffiliated entity.

     Interest expense has been allocated to discontinued operations based on the ratio of net assets of discontinued operations to consolidated net assets. Interest expense of $163,431, $245,057, $208,491 and $75,966 has been allocated to discontinued operations in 1994, 1995, 1996 and the three months ended January 31, 1997, respectively. Interest payments for the Company were $552,095, $787,795, $735,632 and 164,826 in 1994, 1995, 1996 and the three months ended
January 31, 1997, respectively. In addition, certain additional compensation of $475,000 (Note 13), which will be paid from the assets of Harley Equipment, has been allocated to discontinued operations in 1996.

     The Company's stockholders have indemnified Safe Seal for various contingencies, including environmental and income tax matters. The stockholders have also entered into agreements not-to-compete with Safe Seal.

3.  PURCHASE OF VALVE BUSINESS

     Effective June 4, 1996, the Company acquired certain assets of Henze Services, Inc. for cash and direct acquisition costs of $1,382,470. The assets acquired consisted of six branches primarily engaged in repair and servicing of used valves and related products. Management subsequently consolidated two locations into the operations of existing Harley Valve facilities. The acquisition was accounted for using purchase accounting. The purchase price was allocated to equipment acquired based on independent appraisals. In conjunction with the acquisition, an escrow fund of $150,000 has been established pending resolution of certain matters. The escrow fund is included in other noncurrent assets pending its resolution. The results of operations of the Henze locations are included in the accompanying consolidated statement of operations from the acquisition date. The following pro forma information has been prepared assuming that this acquisition had taken place as of November 1, 1994. The pro forma information includes adjustments for interest expense that would have been incurred to finance the purchase, depreciation based on the purchase price allocation, and related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations that would have been reported had the transaction been effected on November 1, 1994 (000's omitted).

                                           YEAR ENDED OCTOBER
                                                   31
                                          --------------------
                                            1995       1996
                                          ---------  ---------
Revenues................................  $  33,557  $  27,382
Loss from continuing operations.........       (396)      (381)
Net loss................................       (337)      (393)

                    HARLEY INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4.  INVENTORIES

     Inventories consist of the following:

                                                  OCTOBER 31
                                          --------------------------
                                              1995          1996
                                          ------------  ------------
Gauges, valves, measurement instruments
  and related parts.....................  $  3,883,361  $  3,461,662
Work in process.........................       --             98,745
                                          ------------  ------------
                                             3,883,361     3,560,407
Less: amount classified as non-current
  assets................................       270,708       302,164
                                          ------------  ------------
Inventories classified as current
  assets................................  $  3,612,653  $  3,258,243
                                          ============  ============

     Inventories are stated net of valuation reserves of $295,000 and $374,000 at October 31, 1995 and 1996, respectively. Management estimates that inventories of $270,708 and $302,164 at October 31, 1995 and 1996, respectively, are in excess of Harley Valve's current sales and service work requirements. Such inventories include used valves, replacement parts and other items which are reported as non-current assets. Management has developed programs to reduce these inventories to desired levels over the near term and believes the carrying values of such inventories, net of valuation reserves, will ultimately be recovered.

5.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                    OCTOBER 31
                                          ------------------------------
                                               1995            1996
                                          --------------  --------------
Land....................................  $      347,625  $      347,625
Buildings...............................       1,027,956       1,008,375
Machinery and equipment.................       1,726,616       3,017,651
Furniture and fixtures..................         361,957         328,169
Other...................................         282,398         282,264
                                          --------------  --------------
                                               3,746,552       4,984,084
Less accumulated depreciation...........      (2,015,184)     (2,353,595)
                                          --------------  --------------
                                          $    1,731,368  $    2,630,489
                                          ==============  ==============

     Depreciation expense was $321,988, $340,573, $362,786 and $115,704 for the
years ended October 31, 1994, 1995, 1996, and the three months ended January 31, 1997, respectively.

                    HARLEY INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6.  OTHER ASSETS

     Other assets consist of the following:

                                                  OCTOBER 31
                                          --------------------------
                                              1995          1996
                                          ------------  ------------
Non-current inventories, net............  $    270,708  $    302,164
Non-compete agreements, net of
  accumulated amortization of $389,097
  and $542,510..........................       385,918       232,505
Other intangible assets, net of
  accumulated amortization of $192,398
  and $211,411..........................       733,033       714,020
Escrow fund.............................       --            150,000
Other non-current assets................        22,620        47,120
Deferred income tax assets..............       298,000       380,000
                                          ------------  ------------
                                          $  1,710,279  $  1,825,809
                                          ============  ============

7.  DEBT

     Debt consists of the following:

                                                  OCTOBER 31
                                          --------------------------
                                              1995          1996
                                          ------------  ------------
Revolving credit agreement..............  $  5,889,000  $  6,960,827
Term note agreement; interest at New
  York prime rate plus .75% (9% at
  October 31, 1996), payable in monthly
  installments of $40,821 through April
  1, 2000 when the remaining balance is
  due...................................     1,493,806     1,127,719
Term note agreement; interest at New
  York prime rate plus .75% (9% at
  October 31, 1996), payable in monthly
  installments of $7,734 through June 1,
  1996 and $5,067 through April 1, 2000
  when the remaining balance is due.....       447,566       407,695
Note payable to bank; interest at the
  bank's base rate plus 1.5% (9.75% at
  October 31, 1996), payable in monthly
  installments of $2,020 through October
  2000 when the remaining balance is
  due; secured by first mortgage on land
  and building with a carrying value of
  $316,000..............................       186,380       154,452
Note payable to individual; interest at
  9%, payable in monthly installments
  through October 2001; secured by real
  estate with a carrying value of
  $177,000..............................        82,574        71,703
                                          ------------  ------------
                                             8,099,326     8,722,396
Less current portion of long-term
  debt..................................      (445,528)     (477,309)
                                          ------------  ------------
Long-term debt..........................  $  7,653,798  $  8,245,087
                                          ============  ============

  REVOLVING CREDIT AND TERM NOTE AGREEMENT

     In May 1995, the Company restructured its borrowing facilities and executed an amendment to its revolving credit and term note agreement (the "Agreement") with a bank. The amended Agreement provides for two term notes, original principal amounts totaling $2,102,356, and borrowings under a revolving facility to the lesser of $7,000,000 or the Company's borrowing base (as defined) of qualified accounts receivable and inventories. In July 1996, the Company increased the borrowings under the revolving facility up to the lesser of $7,500,000 or the Company's borrowing base. At October 31, 1996, remaining borrowing capacity under the revolving facility was $539,000. The revolving facility provides for

                    HARLEY INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

interest at the New York prime rate plus .625% (8.875% at October 31, 1996), and is due for renewal on March 1, 1997. The assets of the Company and 681,506 shares of Company common stock are pledged as collateral under the Agreement. The Agreement contains various restrictive financial covenants including maintaining net worth of $4.1 million, working capital of $3 million, a current ratio of 1.25 to 1.0, maximum liabilities to tangible net worth of 3.25 to 1.0, and minimum cash flow, as defined, of 1.4 to 1.0. In addition, the agreement prohibits dividends, limits salaries and bonuses and requires bank consent on ownership changes. As of October 31, 1996, the Company was not in compliance with the working capital, current ratio, liabilities to net worth or cash flow financial covenants, exceeded the salary and bonus limits and had entered into agreements for ownership changes as described in Note 2. The bank has temporarily waived these covenant violations contingent upon the transfer of ownership.

     The borrowings under the Company's revolving credit agreement and term notes were repaid on January 31, 1997 in conjunction with the transfer of ownership and replaced with bank debt issued by The Safe Seal Company, Inc. (See
Note 2). The borrowings under the Company's revolving credit agreement and term notes have been classified based on their original maturities as of October 31, 1996 in the accompanying consolidated financial statements.

     Principal payments on long-term debt (based on the original maturities) and non-compete obligations (Note 8) are as follows:

             YEAR ENDING           LONG-TERM      NON-COMPETE
             OCTOBER 31               DEBT        OBLIGATIONS       TOTAL
--------------------------------   ----------    -------------   ------------
  1997..........................   $  477,309      $ 151,504     $    628,813
  1998..........................    7,482,904         86,537        7,569,441
  1999..........................      366,957         15,255          382,212
  2000..........................      379,872         11,017          390,889
  2001..........................       15,354        --                15,354
                                   ----------    -------------   ------------
                                   $8,722,396      $ 264,313     $  8,986,709
                                   ==========    =============   ============

8.  OBLIGATIONS UNDER NON-COMPETE AGREEMENTS

     In connection with the acquisitions of businesses, Harley Valve assumed certain obligations under non-compete agreements and entered into additional agreements whereby the former owners agreed not to compete with Harley Valve for a five-year period. The agreements require monthly payments totaling $13,508 at various maturities through 2000. At October 31, 1995 and 1996, the obligations consist of the following:

                                              1995          1996
                                          ------------  ------------
Total obligations, net of imputed
  interest of $22,608 and $13,577
  at 6% at October 31, 1995 and 1996,
  respectively..........................  $    410,107  $    264,313
Current portion.........................      (142,617)     (151,504)
                                          ------------  ------------
Long-term portion.......................  $    267,490  $    112,809
                                          ============  ============

                    HARLEY INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9.  INCOME TAXES

     The provision (benefit) for income taxes associated with continuing operations consists of the following:

                                                 YEAR ENDED OCTOBER 31
                                          -----------------------------------   THREE MONTHS ENDED
                                              1994        1995        1996       JANUARY 31, 1997
                                          ------------  ---------  ----------   ------------------
Current:
     Federal............................  $    (42,000) $  --      $   29,000       $  (70,000)
     State..............................       (14,000)    --           7,000          (16,000)
                                          ------------  ---------  ----------   ------------------
                                               (56,000)    --          36,000          (86,000)
Deferred expense (benefit)..............      (214,000)    15,000     (93,000)         (64,000)
                                          ------------  ---------  ----------   ------------------
Provision (benefit) for income taxes....  $   (270,000) $  15,000  $  (57,000)      $ (150,000)
                                          ============  =========  ==========   ==================

     The provisions (benefits) for income taxes vary from federal statutory rates on earnings before income taxes due to the following:

                                               YEAR ENDED OCTOBER 31
                                          -------------------------------     THREE MONTHS ENDED
                                            1994       1995       1996         JANUARY 31, 1997
                                          ---------  ---------  ---------     ------------------
Income tax provision (benefit) at U.S.
  Federal statutory rate, considering
  surtax exemptions.....................      (34.0)%      34.0%     (34.0)%         (34.0)%
State taxes, net of Federal tax
  benefit...............................       (5.0)%       5.0%      (5.0)%          (4.0)%
Amortization of goodwill................        1.0%    --         --              --
Other, net..............................       (4.0)%      (3.5)%    --                2.7%
                                          ---------  ---------  ---------           ------
Effective tax rate......................      (42.0)%      35.5%     (39.0)%         (35.3)%
                                          =========  =========  =========           ======

     The sources of deferred income tax assets consist of available net operating loss carryforwards and temporary differences between the financial and tax bases of assets and liabilities, as follows:

                                            OCTOBER 31
                                       ----------------------     THREE MONTHS ENDED
                                          1995        1996         JANUARY 31, 1997
                                       ----------  ----------     ------------------
Loss carryforwards...................  $   72,000  $   --              $--
Accounts receivable reserves.........      39,000      46,000            70,000
Inventories..........................     100,000     170,000           200,000
Property, plant and equipment........      78,000      80,000           145,000
Intangible assets....................     126,000     155,000           122,000
Accrued expenses and other...........      34,000     244,000           192,000
                                       ----------  ----------     ------------------
Deferred tax assets..................  $  449,000  $  695,000          $729,000
                                       ==========  ==========     ==================
Classified as:
     Current.........................  $  151,000  $  315,000          $262,000
     Non-current.....................     298,000     380,000           467,000
                                       ----------  ----------     ------------------
                                       $  449,000  $  695,000          $729,000
                                       ==========  ==========     ==================

     At October 31, 1995 and 1996, there are no material deferred tax liabilities. Realization of the deferred tax assets is dependent on generating sufficient taxable income in the future. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if

                    HARLEY INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

estimates of future taxable income during the carryforward period are reduced or should tax authorities disallow tax deductions.

     The Company utilized $326,000, $326,000, and $254,000 of net operating loss carryforwards in 1994, 1995, and 1996, respectively, to reduce taxable income and current income tax liabilities. Utilization of net operating loss carryforwards was limited to $326,000 annually due to the purchase of the Company's preferred stock in 1991. The Company made income tax payments of $31,840, $3,531, and $16,488 in 1994, 1995, and 1996, respectively.

     The Company's 1993 and 1994 Federal income tax returns are currently being examined by the Internal Revenue Service (the "IRS"). The Company and the IRS are disputing certain purchase price allocations related to a 1993 acquisition. The Company believes its positions are sustainable and additional taxes, penalties or interest, if any, should not be material.

10.  STOCKHOLDERS' EQUITY

     The Company has authorized 1,950,000 shares of preferred stock, none of which is issued or outstanding.

     Options for the purchase of 20,000 shares of common stock at $4.45 have been granted to a key employee. As of October 31, 1996, none of these options have been exercised. The effects of these options are not material. These options were terminated in conjunction with the transfers of ownership described in Note 2.

     In 1994, the Company purchased 6,000 shares of the Company's common stock from an officer for approximately $31,000 and retired the shares.

11.  RETIREMENT PLAN

     The Company has a defined contribution retirement savings plan (the "Retirement Plan") covering substantially all employees who meet certain eligibility requirements as to age and length of service. The Retirement Plan incorporates the salary reduction provisions of Section 401(k) of the Internal Revenue Code and employees may contribute up to 15% of their compensation. The Company may elect to match a percentage of the employees' contributions. There were no Company contributions for the years ended October 31, 1996 and 1994. Contributions charged to operations were $8,180 for the year ended October 31, 1995.

12.  SERVICE AND DISTRIBUTION AGREEMENTS

     Harley Valve purchases, sells and services various products under service and distribution agreements with its major suppliers. The agreement with one key supplier has a five-year term through April 1998. Approximately 50% of revenues during each of the years ended October 31, 1994, 1995, and 1996 were derived from sales of products purchased or services rendered under the agreement with this supplier. Other agreements with major suppliers are generally cancelable by the suppliers upon thirty to sixty days' notice. Management does not anticipate cancellation of these agreements.

13.  RELATED PARTY TRANSACTIONS

     At October 31, 1995 and 1996, other assets of Harley Equipment include notes receivable of $150,000 from the Company's president/majority stockholder. The President's notes bear interest at the statutory rate required by the Internal Revenue Service and are payable on demand. Interest income on the President's notes totaled $9,375, $10,200, $10,200 and $0 for the years ended October 31, 1994, 1995, 1996 and the three months ended January 31, 1997, respectively.

     In conjunction with the sale of the Company described in Note 2, additional compensation totaling approximately $475,000 for various employees and fees related to the sale of $150,000 charged to the

                    HARLEY INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Company by a stockholder were incurred. The additional compensation is to be paid from the assets of Harley Equipment and has been allocated to discontinued operations. In November 1996, certain assets of Harley Equipment were sold to a stockholder for $150,000, which represented their carrying values at October 31, 1996.

     The Company has also entered into a contingent incentive award agreement with a key Harley Valve employee which provides for a $50,000 payment upon consummation of the sale of the Company and $50,000 payable ratably over the following six months. No amounts related to this agreement were recorded by the Company as of October 31, 1996.

14.  LEASES

     Harley Valve leases certain equipment and office and warehouse facilities. Minimum rental commitments for Harley Valve under all operating leases with noncancelable terms in excess of one year at October 31, 1996 were payable as follows:

YEAR ENDING OCTOBER 31,
----------------------------------------
     1997...............................  $  450,564
     1998...............................     140,528
     1999...............................      56,756
     2000...............................      51,286
     2001...............................      36,000
                                          ----------
                                          $  735,134
                                          ==========

     Commencing in the year ended October 31, 1996, Harley Valve subleased certain of its facilities to a third party under short-term leases.

     Total rental expense amounted to approximately $281,000, $216,000, $274,000 and $92,000 for the years ended October 31, 1994, 1995, 1996 and the three months ended January 31, 1997, respectively. Sublease income was approximately $44,000 and $33,000 for the year ended October 31, 1996 and the three months ended January 31, 1997, respectively.

15.  ENVIRONMENTAL CONTINGENCIES

     The Company is investigating various of its facilities for potential environmental contamination and remediation, including an underground storage tank at its Norfolk, Virginia location. Based on soil samples completed through January 10, 1997, minimal contamination is indicated. Management believes costs, if any, for environmental remediation at the Norfolk or other facilities will not be material.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Steam Supply Group:

     We have audited the accompanying combined balance sheets of Steam Supply Group (as defined in Note 1) as of October 31, 1995 and 1996, and the related combined statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended October 31, 1996 and for the nine months ended July 31, 1997. These financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Steam Supply Group as of October 31, 1995 and 1996, and the combined results of their operations and their combined cash flows for each of the three years in the period ended October 31, 1996 and for the nine months ended July 31, 1997, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
March 10, 1998

                               STEAM SUPPLY GROUP
                            COMBINED BALANCE SHEETS

                                                  OCTOBER 31
                                          --------------------------
                                              1995          1996
                                          ------------  ------------
                 ASSETS
CURRENT ASSETS:
     Cash...............................  $    --       $    --
     Accounts receivable, net of
      allowance of $15,000 and $9,080...     1,854,097     2,007,558
     Inventories........................     1,843,530     2,083,181
     Prepaid expenses...................       241,574       277,174
     Current portion of related-party
      notes receivable..................        22,266        25,500
                                          ------------  ------------
          Total current assets..........     3,961,467     4,393,413
PROPERTY AND EQUIPMENT, net.............       787,592     1,123,146
RELATED-PARTY NOTES RECEIVABLE, net of
  current portion.......................       587,731       647,871
OTHER NONCURRENT ASSETS, net............       329,465       379,490
                                          ------------  ------------
                                          $  5,666,255  $  6,543,920
                                          ============  ============

  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Short-term debt....................  $  2,432,000  $  2,062,683
     Current maturities of long-term
      debt..............................       148,000       245,400
     Accounts payable and accrued
      expenses..........................     1,409,478     1,341,730
                                          ------------  ------------
          Total current liabilities.....     3,989,478     3,649,813
LONG-TERM DEBT, net of current
  maturities............................       916,160     2,131,891
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK..............       710,528       710,528
STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock.......................           173           173
     Additional paid-in capital.........        17,958        17,958
     Retained earnings..................        31,958        33,557
                                          ------------  ------------
          Total stockholders' equity....        50,089        51,688
                                          ------------  ------------
                                          $  5,666,255  $  6,543,920
                                          ============  ============

    The accompanying notes are an integral part of these combined financial statements.

                               STEAM SUPPLY GROUP
                       COMBINED STATEMENTS OF OPERATIONS

                                                   YEAR ENDED OCTOBER 31                 NINE MONTHS
                                       ----------------------------------------------       ENDED
                                            1994            1995            1996        JULY 31, 1997
                                       --------------  --------------  --------------   -------------
REVENUES.............................  $   14,777,360  $   15,407,681  $   15,078,741    $ 11,790,649
COST OF OPERATIONS...................       9,702,561      10,092,443       9,573,560       8,218,844
                                       --------------  --------------  --------------   -------------
     Gross profit....................       5,074,799       5,315,238       5,505,181       3,571,805
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES...........................       5,022,066       4,825,535       5,107,379       3,475,888
                                       --------------  --------------  --------------   -------------
     Income from operations..........          52,733         489,703         397,802          95,917
OTHER INCOME (EXPENSE):
     Interest, net...................        (244,611)       (282,004)       (303,482)       (245,997)
     Other...........................         (52,512)          7,121          (9,881)        (72,982)
                                       --------------  --------------  --------------   -------------
                                             (297,123)       (274,883)       (313,363)       (318,979)
                                       --------------  --------------  --------------   -------------
INCOME (LOSS) BEFORE INCOME TAXES....        (244,390)        214,820          84,439        (223,062)
PROVISION (BENEFIT) FOR INCOME
  TAXES..............................           2,185          97,900          33,100         (85,711)
                                       --------------  --------------  --------------   -------------
NET INCOME (LOSS)....................  $     (246,575) $      116,920  $       51,339    $   (137,351)
                                       ==============  ==============  ==============   =============

    The accompanying notes are an integral part of these combined financial statements.

                               STEAM SUPPLY GROUP
             COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                           COMMON    PAID-IN          RETAINED
                                           STOCK     CAPITAL     EARNINGS (DEFICIT)       TOTAL
                                           ------   ---------    -------------------   ------------
BALANCE, October 31, 1993...............   $ 173    $  17,958         $ 261,167        $    279,298
     Preferred dividends................    --         --               (49,817)            (49,817)
     Net loss...........................    --         --              (246,575)           (246,575)
                                           ------   ---------    -------------------   ------------
BALANCE, October 31, 1994...............     173       17,958           (35,225)            (17,094)
     Preferred dividends................    --         --               (49,737)            (49,737)
     Net income.........................    --         --               116,920             116,920
                                           ------   ---------    -------------------   ------------
BALANCE, October 31, 1995...............     173       17,958            31,958              50,089
     Preferred dividends................    --         --               (49,740)            (49,740)
     Net income.........................    --         --                51,339              51,339
                                           ------   ---------    -------------------   ------------
BALANCE, October 31, 1996...............     173       17,958            33,557              51,688
     Preferred dividends................    --         --               (49,737)            (49,737)
     Net loss...........................    --         --              (137,351)           (137,351)
                                           ------   ---------    -------------------   ------------
BALANCE, July 31, 1997..................   $ 173    $  17,958         $(153,531)       $   (135,400)
                                           ======   =========    ===================   ============

    The accompanying notes are an integral part of these combined financial statements.

                               STEAM SUPPLY GROUP
                       COMBINED STATEMENTS OF CASH FLOWS

                                              YEAR ENDED OCTOBER 31            NINE MONTHS
                                       ------------------------------------       ENDED
                                          1994         1995         1996      JULY 31, 1997
                                       ----------  ------------  ----------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)................  $ (246,575) $    116,920  $   51,339     $(137,351)
    Adjustments to reconcile net
      income (loss) to net cash
      provided by (used in) operating
      activities --
         Depreciation and
           amortization..............     278,954       270,111     208,304       125,448
         (Increase) decrease in --
           Accounts receivable.......    (173,560)     (138,995)   (153,461)      161,512
           Inventories...............     175,605        56,528    (239,651)      348,144
           Prepaid expenses and other
             assets..................     (79,395)       81,422     (85,625)      104,073
         Accounts payable and accrued
           expenses..................     165,685       123,792     (67,748)     (306,068)
                                       ----------  ------------  ----------  ---------------
               Net cash provided by
                  (used in) operating
                  activities.........     120,714       509,778    (286,842)      295,758
                                       ----------  ------------  ----------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and
      equipment......................    (133,067)     (117,445)   (543,852)      (68,906)
    Advances on notes receivable.....     (16,044)     (138,334)    (60,000)      --
    Collections on notes
      receivable.....................     119,416        24,207      23,221        72,066
                                       ----------  ------------  ----------  ---------------
               Net cash provided by
                  (used in) investing
                  activities.........     (29,695)     (231,572)   (580,631)        3,160
                                       ----------  ------------  ----------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings of debt...............     819,633       831,681   1,215,683       --
    Repayments of debt...............    (848,570)   (1,072,415)   (298,470)     (249,181)
    Preferred dividends paid.........     (49,817)      (49,737)    (49,740)      (49,737)
                                       ----------  ------------  ----------  ---------------
               Net cash provided by
                  (used in) financing
                  activities.........     (78,754)     (290,471)    867,473      (298,918)
                                       ----------  ------------  ----------  ---------------
NET CHANGE IN CASH...................      12,265       (12,265)     --           --
CASH, beginning of period............      --            12,265      --           --
                                       ----------  ------------  ----------  ---------------
CASH, end of period..................  $   12,265  $    --       $   --         $ --
                                       ==========  ============  ==========  ===============

    The accompanying notes are an integral part of these combined financial statements.

                               STEAM SUPPLY GROUP
                     NOTES TO COMBINED FINANCIAL STATEMENTS

1.  BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION:

     The accompanying combined balance sheets and related combined statements of operations, stockholders' equity and cash flows include Puget Investments, Inc. ("Puget"), Steam Supply & Rubber Co., Inc. ("Steam Supply"), Flickinger
Company and Flickinger-Benicia, Inc. ("Benicia"). Steam Supply and Flickinger Company are wholly owned subsidiaries of Puget and are consolidated with the accounts of Puget. Benicia is owned directly by the stockholders of Puget. As Puget and Benicia (together, "Steam Supply Group" or the "Company") have common ownership and management, the financial statements of each entity have been combined for financial reporting reasons. All intercompany balances and transactions have been eliminated.

     Steam Supply Group services, repairs, sells and distributes industrial valves and instruments. Steam Supply Group's customers primarily are petrochemical, electric power and pulp and paper industries located in the western continental United States and Alaska.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  CASH

     Cash payments for interest during fiscal 1994, 1995 and 1996 were approximately $272,878, $312,643 and $336,432, respectively. Cash payments for taxes during fiscal 1995 and 1996 were approximately $65,286 and $107,310, respectively. During fiscal 1994, the Company received $86,157 in income tax refunds.

  INVENTORIES

     Inventories are valued at the lower of cost or market utilizing the last-in, first-out method ("LIFO") and primarily consist of industrial valves, valve parts and instrumentation. The excess of current costs determined using the first-in, first-out method basis over the carrying values of LIFO inventories was approximately $559,963 and $614,769 at October 31, 1995 and 1996, respectively.

  PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets. The costs of major improvements are capitalized. Expenditures for maintenance, repairs and minor improvements are expensed as incurred. When property and equipment are sold or retired, the cost and related accumulated depreciation are removed and the resulting gain or loss is included in results of operations.

  OTHER NONCURRENT ASSETS

     Other noncurrent assets primarily consist of a noncompete covenant with a former stockholder, which is being amortized on a straight-line basis over 10 years. Accumulated amortization as of October 31, 1995 and 1996 was $130,625 and $159,125, respectively.

  REVENUE RECOGNITION

     Service revenue is recognized upon performance of the service, and product sales revenue is recognized as products are shipped or delivered.

  INCOME TAXES

     Puget files a consolidated income tax return and follows the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109. Under this method, deferred income taxes are recorded based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets or liabilities are recovered or settled. Benicia is an S Corporation for federal

                               STEAM SUPPLY GROUP
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

income tax purposes and, in accordance with the S Corporation provisions of the Internal Revenue Code, the earnings of Benicia are included in the personal tax returns of its stockholders. Accordingly, no federal income tax expense is recorded in the financial statements relative to Benicia. Benicia does record California state income tax expense.

  STOCKHOLDERS' EQUITY

     The common stock ownership of the Company as of October 31, 1995 and 1996 includes the following:

                                        PAR VALUE       SHARES        SHARES
                                        PER SHARE     AUTHORIZED    OUTSTANDING
                                        ----------    ----------    -----------
Puget................................     $ 1.00           500            173
Benicia..............................      --           50,000         20,000

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  NEW ACCOUNTING PRONOUNCEMENT

     Effective November 1, 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets, may be impaired, an evaluation of recoverability would be performed. If an evaluation of an asset is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a writedown to market value or discounted cash flow value is necessary. Adoption of this standard did not have a material effect on the combined financial position or results of operations of the Company.

3.  PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following:

                                                            OCTOBER 31
                                      ESTIMATED     --------------------------
                                     USEFUL LIVES       1995          1996
                                     ------------   ------------  ------------
Land...............................                 $    167,095  $    167,095
Buildings..........................    30 years          609,949       609,949
Office and shop equipment..........     7 years        1,105,165     1,128,581
Computer equipment.................     5 years          338,578       698,583
Vehicles...........................     5 years          301,212       384,970
Furniture and fixtures.............     7 years          185,340       186,572
Leasehold improvements.............    20 years           10,410        50,481
                                                    ------------  ------------
                                                       2,717,749     3,226,231
Less -- Accumulated depreciation...                    1,930,157     2,103,085
                                                    ------------  ------------
Property and equipment, net........                 $    787,592  $  1,123,146
                                                    ============  ============

                               STEAM SUPPLY GROUP
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

4.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

     Activity in the Company's allowance for doubtful accounts for fiscal 1994, 1995 and 1996 consists of the following:

                                         1994       1995       1996
                                       ---------  ---------  ---------
Balance at beginning of fiscal
year.................................  $  15,000  $  15,000  $  15,000
Amounts charged (credited) to results
  of operations......................     --         --         (5,920)
                                       ---------  ---------  ---------
Balance at end of fiscal year........  $  15,000  $  15,000  $   9,080
                                       =========  =========  =========

     Accounts payable and accrued expenses as of October 31, 1995 and 1996 consist of the following:

                                           1995          1996
                                       ------------  ------------
Accounts payable.....................  $  1,167,042  $  1,170,774
Bank overdraft.......................       167,710       106,332
Accrued expenses.....................        74,726        64,624
                                       ------------  ------------
                                       $  1,409,478  $  1,341,730
                                       ============  ============

5.  RELATED-PARTY NOTES RECEIVABLE:

     The Company's related-party notes receivable consist of the following:

                                                OCTOBER 31
                                          ----------------------
                                             1995        1996
                                          ----------  ----------
Unsecured notes receivable from
  stockholders, balloon payment,
  including accrued interest at prime
  (8.25% at October 31, 1996), due
  October 1999..........................  $  306,842  $  393,440
Note receivable from King-Ries
  Partnership ("KRP"), an affiliate
  related through common ownership, due
  in monthly installments of $2,800
  including interest at 12.5%,
  collateralized by a second mortgage on
  certain real estate, due November
  1998..................................     209,822     202,012
Unsecured note receivable from KRP, due
  in monthly installments of $1,370
  including interest at prime, due April
  2002..................................      81,876      72,019
Unsecured note receivable from KRP due
  in monthly installments of $508
  including interest at 6%, due October
  1997..................................      11,457       5,900
                                          ----------  ----------
                                             609,997     673,371
Less -- Current portion.................      22,266      25,500
                                          ----------  ----------
                                          $  587,731  $  647,871
                                          ==========  ==========

     Interest income on these related-party notes totaled $44,000, $54,000 and $60,000 for fiscal 1994, 1995 and 1996, respectively.

6.  PREFERRED STOCK:

     Puget has 896 shares of $793 par value cumulative preferred stock outstanding. The preferred shares yield a 7 percent dividend. The shares are callable and redeemable at a 10 percent premium over par value. The shares can be called or redeemed at any time by Puget. The preferred shares have no voting rights, except in the event of nonpayment of dividends for two years, in which case the preferred stock shall vote with the common stock on a one share, one vote basis.

                               STEAM SUPPLY GROUP
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

7.  DEBT:

  SHORT-TERM DEBT

     The Company's short-term debt consists of the following:

                                                  OCTOBER 31
                                          --------------------------
                                              1995          1996
                                          ------------  ------------
Revolving line of credit with Union Bank
  of California, N.A. ("Union Bank"),
  bearing interest at prime plus 0.50%
  (8.75% at October 31, 1996), $2.2
  million facility, collateralized by
  substantially all the Company's assets
  and guaranteed by stockholders,
  expired April 1997 (See Note 11)......  $  1,532,000  $  2,062,683
Note payable to Union Bank with interest
  payable monthly at prime plus 0.75%
  (9.00% at October 31, 1996),
  collateralized
  by real estate and guaranteed by
  stockholders, refinanced as
  long-term debt during 1996............       900,000       --
                                          ------------  ------------
                                          $  2,432,000  $  2,062,683
                                          ============  ============

     The Company's long-term debt consists of the following:

                                                  OCTOBER 31
                                          --------------------------
                                              1995          1996
                                          ------------  ------------
Note payable to Union Bank in monthly
  installments of $9,640 including
  interest at prime plus 0.75% (9.00% at
  October 31, 1996), collateralized by
  real estate and guaranteed by
  stockholders, due May 2003............  $    --       $  1,094,907
Note payable to Union Bank in monthly
  installments of $8,860 plus interest
  at prime plus 0.75% (9.00% at October
  31, 1996), collateralized by computer
  equipment and guaranteed by
  stockholders, due July 1, 2000........       --            398,420
Note payable to Union Bank in monthly
  installments of $4,200 plus interest
  at prime plus 0.50% (8.75% at October
  31, 1996), collateralized by
  substantially all assets and
  guaranteed by stockholders, due April
  1998..................................       124,800        74,400
Note payable to West One Bank, due in
  monthly installments of $3,425
  including interest at 9.25%,
  collateralized by real estate,
  refinanced with Union Bank during
  1996..................................       148,204       --
Note payable to former stockholder in
  monthly installments of $9,463
  including interest at 10%,
  collateralized by common stock,
  subordinated to notes payable to Union
  Bank, due June 2001...................       484,314       416,124
Unsecured notes payable to stockholders,
  subordinated to notes payable to Union
  Bank, balloon payment including
  interest at prime, due October 1999...       306,842       393,440
                                          ------------  ------------
                                             1,064,160     2,377,291
Less -- Current portion.................       148,000       245,400
                                          ------------  ------------
                                          $    916,160  $  2,131,891
                                          ============  ============

                               STEAM SUPPLY GROUP
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

     Maturities of the Company's long-term debt are as follows:

Year ending October 31 --
     1997...............................  $    245,400
     1998...............................       228,200
     1999...............................       607,800
     2000...............................       197,840
     2001...............................        84,300
     Thereafter.........................     1,013,751
                                          ------------
                                          $  2,377,291
                                          ============

     Interest expense totaled $288,922, $336,041 and $363,030 in fiscal 1994, 1995 and 1996, respectively. Management estimates that the fair value of its debt obligations approximates the carrying value at October 31, 1996.

     At October 31, 1996, the Company's debt with Union Bank was subject to a credit agreement that included certain restrictive covenants relating to such matters as dividends and capital expenditures. This credit agreement also required the Company to maintain minimum levels of profitability, net worth and working capital ratios. At October 31, 1996, the Company was in compliance with or had received waivers of noncompliance with respect to all restrictive covenants.

     On May 1, 1997, the Company and Union Bank entered into an amended and restated credit agreement. The amended and restated credit agreement modified the repayment terms and covenants of the Company's debt. See Note 11 for additional information respecting the amended and restated credit agreement.

8.  INCOME TAXES:

     The Company's income tax provision included the following:

                                                YEAR ENDED OCTOBER 31
                                          ---------------------------------
                                             1994        1995       1996
                                          ----------  ----------  ---------
Federal, current........................  $   --      $   88,100  $  25,900
State, current..........................       2,185       9,800      7,200
                                          ----------  ----------  ---------
                                          $    2,185  $   97,900  $  33,100
                                          ==========  ==========  =========

     Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate tax rate to income before income taxes as follows:

                                            YEAR ENDED OCTOBER 31
                                           ------------------------
                                           1994      1995      1996
                                           ----      ----      ----
Statutory federal income tax rate.......   (34 )%     34 %      34 %
Valuation allowance.....................    34       --        --
Effect of federal graduated tax rate....   --         (5 )      (5 )
State and local taxes...................    (1 )       3         5
Effect of nondeductible meals and
  entertainment.........................   --          4        11
Effect of excluding S Corporation.......   --         11        (8 )
Other...................................   --         (1 )       2
                                           ----      ----      ----
Effective income tax rate...............    (1 )%     46 %      39 %
                                           ====      ====      ====

                               STEAM SUPPLY GROUP
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

     Deferred income taxes consist of the following:

                                             OCTOBER 31
                                       ----------------------
                                          1995        1996
                                       ----------  ----------
Current deferred tax assets..........  $   24,400  $   29,600
Noncurrent deferred tax assets.......      36,800      33,800
Valuation allowance..................     (52,200)    (52,200)
                                       ----------  ----------
          Total deferred tax
             assets..................       9,000      11,200
                                       ----------  ----------
Current deferred tax liabilities.....      --          (3,100)
Noncurrent deferred tax
liabilities..........................      (9,000)     (8,100)
                                       ----------  ----------
          Total deferred tax
             liabilities.............      (9,000)    (11,200)
                                       ----------  ----------
          Net deferred tax
             liabilities.............  $   --      $   --
                                       ==========  ==========

9.  COMMITMENTS AND CONTINGENCIES:

  OPERATING LEASES

     The Company leases warehouse space, office facilities and vehicles under noncancelable operating leases which expire at various dates. Future minimum lease payments at October 31, 1996 are as follows:

1997.................................  $  247,200
1998.................................     214,700
1999.................................     121,600
2000.................................     114,000
2001.................................     114,000

     Rent expense for fiscal 1994, 1995 and 1996 was $247,600, $240,300 and
$259,200, respectively.

     The Company leases certain facilities from stockholders and KRP under operating leases. Rental expense related to these leases was $138,800 for fiscal 1994 and 1995 and $139,200 for fiscal 1996.

  EMPLOYEE BENEFIT PLANS

     The Company sponsors a 401(k) profit-sharing plan covering all eligible employees. The plan allows employee contributions, whereby eligible employees may elect to defer a portion of their annual compensation. The Company matches 50 percent of each employee's contribution up to 4 percent of employee compensation. Additional contributions by the Company are discretionary. The Company contributed approximately $50,600, $28,400 and $28,800 for fiscal 1994, 1995 and 1996, respectively.

  LITIGATION

     In the ordinary course of its business, the Company has become involved in various legal matters. Management does not believe that the outcome of these legal matters will have a material effect on the Company's combined financial position or results of operations.

10.  DISTRIBUTION AGREEMENTS:

     The Company purchases, sells and services various products under service and distribution agreements with its major suppliers. Approximately 39 percent of revenues during each of fiscal 1994, 1995 and 1996 was derived from sales of products purchased or services rendered under the agreement with one supplier. The agreements with major suppliers are generally cancelable by the suppliers upon 30 to 60 days' notice. Management does not anticipate cancellation of these agreements.

                               STEAM SUPPLY GROUP
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

11.  SUBSEQUENT EVENTS:

  DEBT REFINANCING

     On May 1, 1997, the Company entered an agreement to amend and restate its credit agreement with Union Bank. This new credit facility provides a line of credit due November 1, 1997, which is subject to a borrowing base with maximum borrowings of $2,500,000. Interest accrues at Union Bank's reference rate. This new credit facility has certain restrictive covenants similar to the previous credit facility.

  SALE OF COMMON SHARES

     Effective August 1, 1997, the stockholders of the Company sold the common equity ownership of the Company to Innovative Valve Technologies, Inc. for total consideration in excess of the recorded amounts of the Company's net assets.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To ICE/VARCO Group:

     We have audited the accompanying combined balance sheets of ICE/VARCO Group (as defined in Note 1) as of September 30, 1996 and 1997 and the related combined statements of operations, stockholder's deficit and cash flows each of the three years in the period ended September 30, 1997 and for the month ended October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of ICE/VARCO Group as of September 30, 1996 and 1997, and the combined results of their operations and their combined cash flows for each of the three years in the period ended September 30, 1997 and for the month ended October 31, 1997, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP
Houston, Texas
March 10, 1998

                                ICE/VARCO GROUP
                            COMBINED BALANCE SHEETS

                                              SEPTEMBER 30
                                       --------------------------
                                           1996          1997
                                       ------------  ------------
               ASSETS
CURRENT ASSETS:
     Cash............................  $     46,117  $    136,429
     Accounts receivable, net of
      allowance of $47,713
      and $38,494....................     1,747,859     1,600,972
     Inventories.....................     1,275,325     1,369,258
     Prepaid expenses and other
     current assets..................        16,350        24,738
                                       ------------  ------------
          Total current assets.......     3,085,651     3,131,397
PROPERTY AND EQUIPMENT, net..........       979,926       952,760
INTANGIBLES AND OTHER NONCURRENT
  ASSETS, net........................       238,450       212,532
                                       ------------  ------------
                                       $  4,304,027  $  4,296,689
                                       ============  ============
LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES:
     Short-term debt.................  $    769,300  $  1,371,553
     Current maturities of long-term
     debt............................       203,961        85,205
     Accounts payable and accrued
     expenses........................     1,695,637     1,603,252
                                       ------------  ------------
          Total current
        liabilities..................     2,668,898     3,060,010
AMOUNTS DUE TO AFFILIATES, net.......     1,284,288     1,136,246
LONG-TERM DEBT, net of current
  maturities.........................       457,229       202,144
STOCKHOLDER'S DEFICIT................      (106,388)     (101,711)
                                       ------------  ------------
                                       $  4,304,027  $  4,296,689
                                       ============  ============

    The accompanying notes are an integral part of these combined financial statements.

                                ICE/VARCO GROUP
                       COMBINED STATEMENTS OF OPERATIONS

                                                                                         ONE MONTH
                                                           YEAR ENDED                      ENDED
                                                          SEPTEMBER 30                   OCTOBER 31
                                          --------------------------------------------   ----------
                                              1995           1996            1997           1997
                                          ------------  --------------  --------------   ----------
REVENUES................................  $  9,128,032  $   12,744,465  $   14,395,081   $1,390,773
COST OF OPERATIONS......................     6,517,438       9,452,991      11,075,524    1,125,676
                                          ------------  --------------  --------------   ----------
     Gross profit.......................     2,610,594       3,291,474       3,319,557      265,097
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES..............................     2,346,117       2,858,694       3,240,315      225,401
                                          ------------  --------------  --------------   ----------
     Income (loss) from operations......       264,477         432,780          79,242       39,696
OTHER INCOME (EXPENSE):
     Interest, net......................      (117,886)       (112,105)       (144,435)      (2,917)
     Other..............................        11,123         (13,861)         73,697        6,669
                                          ------------  --------------  --------------   ----------
                                              (106,763)       (125,966)        (70,738)       3,752
                                          ------------  --------------  --------------   ----------
INCOME (LOSS) BEFORE INCOME TAXES.......       157,714         306,814           8,504       43,448
PROVISION (BENEFIT) FOR INCOME TAXES....        70,100         138,359           3,827       19,552
                                          ------------  --------------  --------------   ----------
NET INCOME..............................  $     87,614  $      168,455  $        4,677   $   23,896
                                          ============  ==============  ==============   ==========

    The accompanying notes are an integral part of these combined financial statements.

                                ICE/VARCO GROUP
                  COMBINED STATEMENTS OF STOCKHOLDER'S DEFICIT

BALANCE, September 30, 1995.............  $   (274,843)
     Net income.........................       168,455
                                          ------------
BALANCE, September 30, 1996.............      (106,388)
     Net income.........................         4,677
                                          ------------
BALANCE, September 30, 1997.............      (101,711)
     Net income.........................        23,896
                                          ------------
BALANCE, October 31, 1997...............  $    (77,815)
                                          ============

    The accompanying notes are an integral part of these combined financial statements.

                                ICE/VARCO GROUP
                       COMBINED STATEMENTS OF CASH FLOWS

                                                                                     ONE MONTH
                                                         YEAR ENDED                     ENDED
                                                        SEPTEMBER 30                 OCTOBER 31
                                          ----------------------------------------   -----------
                                              1995          1996          1997          1997
                                          ------------  ------------  ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................  $     87,614  $    168,455  $      4,677   $    23,896
  Adjustments to reconcile net income
     (loss) to net cash provided by
     (used in) operating activities --
       Depreciation and amortization....       131,635       147,011       203,295        16,832
       (Increase) decrease in --
          Accounts receivable...........      (376,087)       60,629       146,887      (397,807)
          Inventories...................      (433,685)     (212,374)      (93,933)     (122,709)
          Prepaid expenses and other
             assets.....................       (29,490)        2,435         6,751        (3,306)
       Increase (decrease) in --
          Accounts payable and accrued
             expenses...................       446,100       (35,671)      (92,385)      252,427
          Amounts due to affiliates,
             net........................      (254,719)      259,758      (148,042)    2,033,964
                                          ------------  ------------  ------------   -----------
             Net cash provided by (used
               in) operating
               activities...............      (428,632)      390,243        27,250     1,803,297
                                          ------------  ------------  ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment...       (99,181)     (214,915)     (165,350)       (3,233)
  Business acquisition, net of cash
     acquired...........................       --             45,516       --            --
                                          ------------  ------------  ------------   -----------
             Net cash used in investing
               activities...............       (99,181)     (169,399)     (165,350)       (3,233)
                                          ------------  ------------  ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of debt....................       552,940         3,856       602,253    (1,371,553)
  Repayments of debt....................       (47,721)     (198,144)     (373,841)     (217,824)
                                          ------------  ------------  ------------   -----------
             Net cash provided by (used
               in) financing
               activities...............       505,219      (194,288)      228,412    (1,589,377)
                                          ------------  ------------  ------------   -----------
NET INCREASE (DECREASE) IN CASH.........       (22,594)       26,556        90,312       210,687
CASH, beginning of period...............        42,155        19,561        46,117       136,429
                                          ------------  ------------  ------------   -----------
CASH, end of period.....................  $     19,561  $     46,117  $    136,429   $   347,116
                                          ============  ============  ============   ===========

    The accompanying notes are an integral part of these combined financial statements.

                                ICE/VARCO GROUP
                     NOTES TO COMBINED FINANCIAL STATEMENTS

1.  BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION:

     The accompanying combined balance sheets and related combined statements of operations, stockholder's deficit and cash flows include Industrial Controls & Equipment, Inc. ("ICE"), Valve Actuation & Repair Company, Inc. ("VARCO") and BAS Technical Services Inc. ("BAS"). ICE, VARCO and BAS (collectively, "ICE/VARCO Group" or the "Company") are wholly owned subsidiaries of Synergistic Partners Inc. ("SPI"), a Pennsylvania corporation. As ICE/VARCO Group has common ownership and management, the financial statements of these entities have been combined for financial reporting purposes. All significant intercompany transactions and balances have been eliminated in combination.

     ICE (a Pennsylvania corporation) and VARCO (a West Virginia corporation) are principally engaged in the business of repairing, testing and distributing manual, control and safety relief valves, related parts and instrumentation to the pulp and paper, chemical, power generation and petrochemical industries in Pennsylvania and West Virginia. BAS (a West Virginia corporation), acquired in August 1996 in a purchase transaction, provides value-added electrical and mechanical engineering services and electrical panel construction, primarily to the same customer base served by ICE and VARCO.

     In July 1997, pursuant to a definitive agreement, SPI agreed to sell the entire equity ownership of the Company to Innovative Valve Technologies, Inc. ("Invatec"), for total consideration in excess of the recorded amounts of the Company's net assets. Among other customary matters, the definitive agreement provides for the removal of the Company's guarantees of debt obligations of SPI, its affiliates and subsidiaries. The closing of the transaction was completed on the successful consummation of Invatec's initial public offering in October 1997.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  CASH

     Cash payments for interest during fiscal 1995, 1996 and 1997 were approximately $108,000, $96,000 and $144,000, respectively.

  INVENTORIES

     Inventories are valued at the lower of cost or market utilizing the average-cost method applied on a first-in, first-out ("FIFO") basis and primarily consist of valves, valve parts and related instrumentation.

  PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets. The costs of major improvements are capitalized. Expenditures for maintenance, repairs and minor improvements are expensed as incurred. When property and equipment are sold or retired, the cost and related accumulated depreciation are removed and the resulting gain or loss is included in results of operations.

  INCOME TAXES

     The Company was included in SPI's consolidated federal income tax returns for 1995, 1996, and 1997. The Company follows the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are recorded based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets or liabilities are recovered or settled.

                                ICE/VARCO GROUP
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

  INTANGIBLES AND OTHER NONCURRENT ASSETS

     Intangibles and other noncurrent assets primarily consists of goodwill and is amortized using the straight-line method over 15 years. Accumulated amortization at September 30, 1996 and 1997 was $7,883 and $22,811, respectively. There was no accumulated amortization at September 30, 1995.

  REVENUE RECOGNITION

     Service revenue is recognized upon performance, and sales revenue is recognized as products are shipped or delivered.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  NEW ACCOUNTING PRONOUNCEMENT

     Effective October 1, 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other noncurrent assets, may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is necessary. Adoption of this standard did not have a material effect on the combined financial position or results of operations of the Company.

3.  ACQUISITION OF BAS:

     In August 1996, SPI acquired BAS in a purchase transaction. The financial results of the acquisition have been included in the combined financial statements of the Company from the date of acquisition. The pro forma effect of the acquisition was not material to the results of operations or financial position of the Company. The fair value of assets acquired is summarized as follows:

Cash....................................  $     45,516
Accounts receivable.....................       144,869
Property and equipment..................        57,593
Intangible assets.......................       223,926
Accounts payable........................       (67,707)
Accrued liabilities.....................       (86,031)
Debt assumed............................      (218,166)
                                          ------------
     Net assets acquired................       100,000
Less -- Debt issued.....................      (100,000)
                                          ------------
     Cash paid for acquisition..........  $    --
                                          ============

                                ICE/VARCO GROUP
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

4.  PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following:

                                                                        SEPTEMBER 30
                                            ESTIMATED     ----------------------------------------
                                           USEFUL LIVES       1995          1996          1997
                                           ------------   ------------  ------------  ------------
Buildings...............................       31 years   $    193,047  $    193,047  $    193,047
Vehicles................................      3-5 years        129,295       162,797       211,813
Furniture and fixtures..................      5-7 years        129,573       148,007       150,352
Office equipment........................      5-7 years        237,757       344,993       402,612
Machinery and equipment.................      5-7 years        299,163       325,798       345,921
Leasehold improvements..................     7-31 years        317,456       385,900       422,147
                                                          ------------  ------------  ------------
                                                             1,306,291     1,560,542     1,725,892
Less -- Accumulated depreciation........                      (455,806)     (580,616)     (773,132)
                                                          ------------  ------------  ------------
Property and equipment, net.............                  $    850,485  $    979,926  $    952,760
                                                          ============  ============  ============

5.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

     Activity in the Company's allowance for doubtful accounts for the years ended September 30, 1995, 1996 and 1997 consists of the following:

                                         1995       1996       1997
                                       ---------  ---------  ---------
Balance at beginning of year.........  $  17,000  $  40,000  $  47,713
Additions charged to results of
operations...........................     23,000      7,713     (9,219)
                                       ---------  ---------  ---------
Balance at end of year...............  $  40,000  $  47,713  $  38,494
                                       =========  =========  =========

     Accounts payable and accrued expenses as of September 30, 1995, 1996 and 1997 consist of the following:

                                           1995          1996          1997
                                       ------------  ------------  ------------
Accounts payable.....................  $  1,243,559  $  1,252,390  $  1,147,221
Accrued salaries, bonuses and
  profit-sharing.....................       297,344       335,292       363,153
Income and other taxes payable.......        36,667       107,955        92,878
                                       ------------  ------------  ------------
                                       $  1,577,570  $  1,695,637  $  1,603,252
                                       ============  ============  ============

6.  SHORT-TERM DEBT:

     The Company had three revolving credit arrangements. ICE and VARCO had revolving credit facilities with a bank which was secured by accounts receivable and inventory. These facilities bore interest, payable monthly, at a rate of prime plus 0.50% (9.25% at September 30, 1996). A total of approximately $733,000 and $594,000 was drawn for the two facilities at September 30, 1995 and 1996, respectively. BAS was party to a $200,000 commercial revolving note agreement, which was secured by accounts receivable and bore interest, due monthly, at prime plus 1.50% (9.75% at September 30, 1996). At September 30, 1996, approximately $175,000 was drawn on the line.

     In July 1997, SPI refinanced its revolving credit arrangements, including the Company's revolving facilities. The new facilities have terms similar to the previous revolving credit agreements. The new facilities mature in July 1999, bear interest at prime plus 0.25% (8.75% at September 30, 1997) and are secured by accounts receivable and inventory.

                                ICE/VARCO GROUP
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

     In connection with the purchase of the Company by Invatec in October 1997, certain debt of the Company was paid and replaced with borrowings from Invatec. These borrowings with Invatec are classified as amounts due to affiliates at October 31, 1997.

7.  LONG-TERM DEBT:

     Long-term debt consists of the following:

                                                    SEPTEMBER 30
                                       --------------------------------------
                                           1995          1996         1997
                                       ------------  ------------  ----------
Note payable to former SPI
  stockholder, monthly installments
  of principal and interest in the
  amount of $4,805, bearing interest
  at 9.50%, secured by general
  Company assets.....................  $    150,000  $    127,861  $   80,312
Note payable to a bank, monthly
  principal installments of $3,300,
  bearing interest at 7.75% secured
  by general Company assets..........       192,500       152,900      --
Note payable to a government agency,
  monthly installments of principal
  and interest of $1,592, bearing
  interest at 5.01% secured by
  general Company assets.............       139,702       128,643     115,618
Notes payable, due in monthly
  installments, bearing interest from
  8.00% to 9.50%, secured by certain
  vehicles and certain equipment.....        89,308       146,786      23,000
Unsecured note payable to
  employee-consultant and former
  owner of BAS, annual installments
  of principal and interest in the
  amount of $13,011, bearing interest
  at 8.00%...........................       --             75,000      68,419
Unsecured note payable to former
  employee, noninterest-bearing......       --             30,000      --
                                       ------------  ------------  ----------
                                            571,510       661,190     287,349
Less -- Current maturities...........      (116,155)     (203,961)    (85,205)
                                       ------------  ------------  ----------
     Total long-term debt............  $    455,355  $    457,229  $  202,144
                                       ============  ============  ==========

     Management estimates that the fair value of its debt obligations approximates the historical value at September 30, 1995, 1996 and 1997.

     Maturities of long-term debt are as follows:

Year ending September 30 --
     1998............................  $   85,205
     1999............................      61,963
     2000............................      23,977
     2001............................      25,463
     2002............................      27,044
     Thereafter......................      63,697
                                       ----------
                                       $  287,349
                                       ==========

                                ICE/VARCO GROUP
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

8.  INCOME TAXES:

     The Company is included in the consolidated federal income tax return of SPI. SPI pays the federal income tax liability for all its subsidiaries for any period in which an amount is due. Each subsidiary, including each company within ICE/VARCO Group, pays to SPI the amount of federal income tax liability it would have owed on a stand-alone basis, and SPI pays to each subsidiary the amount of any federal income tax benefit attributable to each such subsidiary.

     Federal and state income tax provision (benefit) are as follows:

                                               YEAR ENDED SEPTEMBER 30
                                          ---------------------------------
                                             1995        1996       1997
                                          ----------  ----------  ---------
Federal --
     Current............................  $   69,500  $  108,592  $   2,917
     Deferred...........................     (13,200)      3,157        336
State --
     Current............................      16,600      26,053        515
     Deferred...........................      (2,800)        557         59
                                          ----------  ----------  ---------
                                          $   70,100  $  138,359  $   3,827
                                          ==========  ==========  =========

     Actual income tax provision differs from income tax provision computed by applying the U.S. federal statutory corporate tax rate to income before income taxes as follows:

                                                    YEAR ENDED
                                                   SEPTEMBER 30
                                          -------------------------------
                                            1995       1996       1997
                                          ---------  ---------  ---------
Statutory federal income tax rate.......         34%        34%        34%
State and local taxes...................          6          6          6
Effect of nondeductible meals and
  entertainment.........................          4          5          5
                                          ---------  ---------  ---------
Effective income tax rate...............         44%        45%        45%
                                          =========  =========  =========

     Deferred income taxes consist of the following:

                                               YEAR ENDED SEPTEMBER 30
                                          ----------------------------------
                                             1995        1996        1997
                                          ----------  ----------  ----------
Current deferred tax assets.............  $   16,000  $   12,286  $   11,891
Noncurrent deferred tax assets..........      --          --          --
                                          ----------  ----------  ----------
     Net deferred tax assets............  $   16,000  $   12,286  $   11,891
                                          ==========  ==========  ==========

9.  COMMITMENTS AND CONTINGENCIES:

  LITIGATION

     In the ordinary course of its business, the Company has become involved in various legal matters. Management does not believe that the outcome of these legal matters will have a material effect on the Company's combined financial position or results of operations.

  GUARANTEES OF AFFILIATED COMPANIES' DEBT

     The Company's assets are pledged as collateral under certain credit arrangements entered into by SPI and certain of its other subsidiaries, and the Company is jointly and severally liable for any defaults under those arrangements. SPI's new credit facilities include covenants requiring that certain financial ratios be maintained. Management does not believe, if the Company were required to perform under such guarantees,

                                ICE/VARCO GROUP
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

any losses from these agreements would be material. To date, the Company has not been required to perform under these guarantees.

     In connection with the purchase of the Company by Invatec in October 1997, the guarantees referred to above were terminated.

  LEASES

     Aggregate minimum rental commitments under significant noncancelable operating leases with lease terms in excess of one year as of September 30, 1997 are as follows:

Year ending September 30 --
     1998...............................  $     85,200
     1999...............................        85,200
     2000...............................        85,200
     2001...............................        85,200
     2002...............................        85,200
     Thereafter.........................       619,300
                                          ------------
                                          $  1,045,300
                                          ============

     The Company incurred total rental expense of approximately $132,000, $131,000 and $135,000 for fiscal 1995, 1996 and 1997, respectively.

  EMPLOYEE BENEFITS

     The Company participates in a profit sharing plan offered by SPI to all salaried employees who have met certain length-of-service requirements. Employees can contribute up to 4 percent of their salary, which is matched 100 percent by the Company. For fiscal 1995, 1996 and 1997 the Company also made discretionary contributions. The Company's total contributions for fiscal 1995, 1996 and 1997 were $92,000, $133,000 and $119,000, respectively.

10.  RELATED-PARTY TRANSACTIONS:

     As described in Note 1, the Company is a wholly owned part of an affiliated group of companies owned by SPI operating in the valve repair and distribution services business. Certain selling, general and administrative expenses incurred by SPI have been allocated to the Company for fiscal 1995, 1996 and 1997 in the amounts of approximately $228,000, $263,000 and $548,000, respectively. The Company also purchases and sells valve and valve repair parts, materials and services from other subsidiaries of SPI. During fiscal 1996 and 1997, its total purchases from the other SPI subsidiaries approximated $311,000 and $506,000, respectively. Total sales by the Company to the other SPI subsidiaries approximated $1,527,000 and $1,917,000.

11.  SIGNIFICANT CUSTOMER:

     During fiscal 1995, 1996 and 1997, the Company had one customer that accounted for approximately 13%, 19% and 13%, respectively, of the Company's combined revenues.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of
  GSV, Inc.:

     We have audited the accompanying balance sheets of GSV, Inc. (the Company) as of December 31, 1995 and 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. We have also audited the statements of operations, stockholders' equity, and cash flows of GSV, Inc. for the two months ended February 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, and for the two months ended February 28, 1997, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
Orlando, Florida
February 20, 1998

                                   GSV, INC.
                                 BALANCE SHEETS

                                              DECEMBER 31
                                       --------------------------
                                           1995          1996
                                       ------------  ------------
               ASSETS
CURRENT ASSETS:
     Cash............................  $     11,059  $     10,084
     Accounts receivable.............     1,509,218     1,612,693
     Inventories.....................       833,332     1,079,493
     Prepaid expenses and other
      current assets.................        27,883        32,213
                                       ------------  ------------
          Total current assets.......     2,381,492     2,734,483
                                       ------------  ------------
PROPERTY AND EQUIPMENT -- Net........     1,058,170     1,177,044
                                       ------------  ------------
OTHER NONCURRENT ASSETS..............        43,976        27,869
                                       ------------  ------------
                                       $  3,483,638  $  3,939,396
                                       ============  ============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Note payable to bank............  $    362,000  $    426,000
     Accounts payable................       615,484       494,688
     Accrued expenses and other
      current liabilities............       402,669       253,444
     Stockholders' distributions
      payable........................       --            200,500
     Current maturities of long-term
      debt...........................       183,378       193,372
                                       ------------  ------------
          Total current
        liabilities..................     1,563,531     1,568,004
                                       ------------  ------------
LONG-TERM DEBT -- Less current
portion..............................       384,214       267,899
                                       ------------  ------------
          Total liabilities..........     1,947,745     1,835,903
                                       ------------  ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Common stock, $.10 par value,
      5,000,000 shares authorized,
      3,865,489 shares issued........       386,549       386,549
     Additional paid-in capital......       765,211       765,211
     Retained earnings...............       384,133       951,733
     Treasury stock -- at cost,
      10,000 shares..................       --            --
                                       ------------  ------------
          Total stockholders'
        equity.......................     1,535,893     2,103,493
                                       ------------  ------------
                                       $  3,483,638  $  3,939,396
                                       ============  ============

                       See notes to financial statements.

                                   GSV, INC.
                            STATEMENTS OF OPERATIONS

                                                 YEAR ENDED DECEMBER 31                TWO MONTHS
                                       ------------------------------------------         ENDED
                                           1994          1995           1996        FEBRUARY 28, 1997
                                       ------------  ------------  --------------   -----------------
REVENUES.............................  $  8,922,688  $  8,653,737  $   10,227,117      $ 1,636,716
COST OF OPERATIONS...................     7,190,890     6,661,559       7,688,077        1,258,288
                                       ------------  ------------  --------------   -----------------
          Gross profit...............     1,731,798     1,992,178       2,539,040          378,428
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES...........................     1,521,956     1,481,704       1,276,112          243,132
                                       ------------  ------------  --------------   -----------------
INCOME FROM OPERATIONS...............       209,842       510,474       1,262,928          135,296
OTHER INCOME (EXPENSES):
     Interest expense................       (92,558)      (98,073)        (78,365)         (17,040)
     Other, net......................         9,740       (31,130)          5,817           (3,209)
                                       ------------  ------------  --------------   -----------------
          Other income (expenses),
          net........................       (82,818)     (129,203)        (72,548)         (20,249)
                                       ------------  ------------  --------------   -----------------
NET INCOME...........................  $    127,024  $    381,271  $    1,190,380      $   115,047
                                       ============  ============  ==============   =================

                       See notes to financial statements.

                                   GSV, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       ADDITIONAL                                  TOTAL
                                            COMMON      PAID-IN       RETAINED     TREASURY    STOCKHOLDERS'
                                            STOCK       CAPITAL       EARNINGS      STOCK         EQUITY
                                          ----------   ----------   ------------   --------    -------------
BALANCE, JANUARY 1, 1994................  $  386,549    $ 765,211   $      1,162   $  --        $  1,152,922
     Net income.........................      --           --            127,024      --             127,024
     Distributions to stockholders......      --           --           (125,324)     --            (125,324)
                                          ----------   ----------   ------------   --------    -------------
BALANCE, DECEMBER 31, 1994..............     386,549      765,211          2,862      --           1,154,622
     Net income.........................      --           --            381,271      --             381,271
                                          ----------   ----------   ------------   --------    -------------
BALANCE, DECEMBER 31, 1995..............     386,549      765,211        384,133      --           1,535,893
     Net income.........................      --           --          1,190,380      --           1,190,380
     Distributions to stockholders......      --           --           (622,780)     --            (622,780)
                                          ----------   ----------   ------------   --------    -------------
BALANCE, DECEMBER 31, 1996..............  $  386,549    $ 765,211   $    951,733      --           2,103,493
     Net income.........................      --           --            115,047      --             115,047
     Distributions to stockholders......      --           --            (24,500)     --             (24,500)
     Purchase of treasury stock.........      --           --            --         (20,000)         (20,000)
                                          ----------   ----------   ------------   --------    -------------
BALANCE, FEBRUARY 28, 1997..............  $  386,549    $ 765,211   $  1,042,280   $(20,000)    $  2,174,040
                                          ==========   ==========   ============   ========    =============

                       See notes to financial statements.

                                   GSV, INC.
                            STATEMENTS OF CASH FLOWS

                                             YEAR ENDED DECEMBER 31             TWO MONTHS
                                       -----------------------------------         ENDED
                                          1994        1995        1996       FEBRUARY 28, 1997
                                       ----------  ----------  -----------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income.......................  $  127,024  $  381,271  $ 1,190,380      $   115,047
    Adjustments to reconcile net
      income to net cash provided by
      operating activities:
      Depreciation and
         amortization................     419,723     433,441      186,986           34,106
      (Gain) loss on sale of property
         and equipment...............       3,504      --             (789)           4,873
      (Increase) decrease in accounts
         receivable..................    (287,517)    136,231     (103,475)         267,138
      (Increase) decrease in
         inventories.................      65,160     (58,546)    (246,161)        (393,423)
      (Increase) decrease in prepaid
         expenses and other current
         assets......................       9,770      10,700       (4,330)         (46,668)
      Increase (decrease) in accounts
         payable.....................     422,422    (351,578)      (2,539)         328,227
      Increase (decrease) in accrued
         expenses and other current
         liabilities.................      85,247     (26,427)          68           24,703
                                       ----------  ----------  -----------   -----------------
         Net cash provided by
           operating activities......     845,333     525,092    1,020,140          334,003
                                       ----------  ----------  -----------   -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and
      equipment......................    (616,772)   (143,234)    (292,414)         (53,003)
    Proceeds from sale of property
      and equipment..................       3,596      --            3,450         --
    Purchase of intangible assets....     (32,062)     --          --                (3,010)
                                       ----------  ----------  -----------   -----------------
         Net cash used in investing
           activities................    (645,238)   (143,234)    (288,964)         (56,013)
                                       ----------  ----------  -----------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in cash
      overdrafts.....................    (255,355)    232,375     (118,257)         165,243
    Loan proceeds....................     463,115      --           83,704         --
    Principal payments on long-term
      debt...........................    (165,263)   (201,776)    (190,025)         (36,026)
    Payments under covenant
      obligations....................    (348,354)   (116,118)    (149,293)         (82,944)
    Net change in demand note payable
      to bank........................     181,000    (164,000)      64,000          (86,000)
    Stockholder distributions........     (75,194)   (125,324)    (422,280)        (225,000)
    Purchase of treasury stock.......      --          --          --               (20,000)
                                       ----------  ----------  -----------   -----------------
         Net cash used in financing
           activities................    (200,051)   (374,843)    (732,151)        (284,727)
                                       ----------  ----------  -----------   -----------------
NET INCREASE (DECREASE) IN CASH......          44       7,015         (975)          (6,737)
CASH, BEGINNING OF PERIOD............       4,000       4,044       11,059           10,084
                                       ----------  ----------  -----------   -----------------
CASH, END OF PERIOD..................  $    4,044  $   11,059  $    10,084      $     3,347
                                       ==========  ==========  ===========   =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION -- Cash paid during the
  period for interest................  $   87,465  $  102,711  $    78,573      $    15,008
                                       ==========  ==========  ===========   =================
SUPPLEMENTAL DISCLOSURE OF NONCASH
  FINANCING AND INVESTING
  ACTIVITIES -- Accrual of
  distributions payable to
  stockholders.......................  $  125,324  $   --      $   200,500      $  --
                                       ==========  ==========  ===========   =================

                       See notes to financial statements.

                                   GSV, INC.
                         NOTES TO FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  ORGANIZATION AND OPERATIONS

     GSV, Inc. (the "Company") is incorporated in the State of Florida and is comprised of three operating divisions: Gould Machine, Southern Valve, and Ash Tool. Gould Machine provides contract machining, Southern Valve repairs and sells valves, and Ash Tool sells certain parts primarily associated with the industries serviced by the other divisions. All interdivisional transactions and balances have been eliminated from the financial statements. The Company's main office is located in Tampa, Florida. On April 26, 1994, the Company purchased a new facility and moved the Southern Valve Division to this facility in September of 1994. Costs incurred in moving this division were charged to operations and amounted to $60,931 for the year ended December 31, 1994. Each division's business activity is primarily in the State of Florida.

  ACCOUNTS RECEIVABLE

     There is no allowance for doubtful accounts at December 31, 1995 or 1996.

  INVENTORIES

     Inventories at December 31, 1995 and 1996 consist of the following:

                                             1995         1996
                                          ----------  ------------
Raw materials...........................  $  691,950  $    791,056
Work-in-process.........................      51,792       206,206
Tool division supplies..................      89,590        82,231
                                          ----------  ------------
     Total..............................  $  833,332  $  1,079,493
                                          ==========  ============

     Inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-process inventories are comprised of direct materials, direct labor, and manufacturing overhead.

  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is computed using both accelerated and straight-line methods, using useful lives ranging from 3 to 40 years.

  CASH OVERDRAFTS

     Accounts payable in the accompanying balance sheets are inclusive of cash overdrafts of approximately $316,900 and $198,700 as of December 31, 1995 and December 31, 1996, respectively.

  REVENUE RECOGNITION

     Revenue is recognized as services are performed and products are shipped.

  INCOME TAXES

     The stockholders of the Company elected in 1990 to be taxed under the Subchapter S provisions of the Internal Revenue Code. Under this section, taxable income and applicable tax credits are deemed to flow to the individual stockholders, and no state or federal income taxes are imposed on the Company. Accordingly, no provision has been made for income taxes.

     Under current tax law, whenever an enterprise converts from a taxable C corporation status to S status, the enterprise may be subject to a corporate level tax if certain built-in gains present at the date of conversion are realized within a ten-year period following the conversion elections. The built-in gain remaining as of February 28, 1997 from the Company's conversion to S status was approximately $907,000. Management does not presently anticipate that the assets subject to built-in gains tax will be sold or disposed of within the ten-year period.

                                   GSV, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Management of the Company believes that the carrying value of its financial instruments is a reasonable estimate of their fair value.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  NEW ACCOUNTING PRONOUNCEMENT

     Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets, may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undisclosed cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is necessary. Adoption of Statement 121 did not have an effect on the financial position or results of operations of the Company.

2.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at December 31, 1995 and 1996:

                                            1995            1996
                                       --------------  --------------
Land and building....................  $      384,634  $      521,918
Machinery and equipment..............       2,105,916       2,160,202
Vehicles.............................         505,767         536,012
Leasehold improvements...............         349,976         349,976
Office furniture and equipment.......         168,705         175,735
                                       --------------  --------------
Total cost...........................       3,514,998       3,743,843
Less accumulated depreciation........      (2,456,828)     (2,566,799)
                                       --------------  --------------
     Total...........................  $    1,058,170  $    1,177,044
                                       ==============  ==============

     Property and equipment depreciation and amortization expense for the years ended December 31, 1994, 1995, 1996 and for the two months ended February 28, 1997, amounted to $164,631, $180,311, $170,879 and $32,197, respectively.

3.  OTHER ASSETS

  COVENANTS NOT-TO-COMPETE

     On December 19, 1990, the Company entered into four covenants not-to-compete with four former shareholders, who are also current employees. Under the terms of the agreements, total noncompete payments amounting to $1,161,181 are payable to the employees under a cash available formula. Each agreement was for a sixty-month period which expired December 31, 1995. Amortization of the covenants, which is included in selling, general, and administrative expenses in the statements of operations, is computed on the straight-line method over the covenant period, and amounted to $232,236, $232,237, $-0-and $-0- for the years ended December 31, 1994, 1995, 1996 and for the two months ended February 28, 1997, respectively.

                                   GSV, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

4.  NOTE PAYABLE TO BANK

     The Company has available two lines of credit from a financial institution in the total maximum amount of $600,000, payable on demand and renewable annually. Draws under the lines are limited to the lesser of 75% of accounts receivable with balances outstanding less than 90 days or $600,000. The lines bear interest at the prime rate plus 1% (9.25% at December 31, 1996), with interest payable monthly. The lines are collateralized by accounts receivable, inventory, and an unconditional guarantee from the Company's president. The balances outstanding at December 31, 1995 and 1996 amounted to $362,000 and $426,000, respectively.

5.  LONG-TERM DEBT

     Long-term debt at December 31, 1995 and 1996 consists of the following:

                                          1995        1996
                                       ----------  ----------
Note payable in the original amount
  of $535,000, interest at prime plus
  .5% (8.75% at December 31, 1996),
  collateralized by all equipment,
  inventory, a life insurance policy,
  and a cross-collateralization which
  was secured in favor of the line of
  credit, payable in monthly
  principal installments of $8,925
  plus interest, final principal
  payment due in full on or before
  February 15, 1999..................  $  339,150  $  232,050
Mortgage note payable in the original
  amount of $168,000, interest at 7%,
  collateralized by land and
  buildings with a carrying amount of
  approximately $503,000 at December
  31, 1996, payable in monthly
  installments of principal and
  interest of $3,327 through May
  1999...............................     120,994      88,516
Installment loans, interest at
  varying rates of 7.5% to 11.3%
  collateralized by vehicles with a
  carrying amount of approximately
  $159,000 at December 31, 1996,
  payable in monthly installments of
  principal and interest totaling
  $7,891 through October 2000, when
  final payment is due on the last
  installment note...................     107,448     140,705
                                       ----------  ----------
                                          567,592     461,271
Less current maturities..............     183,378     193,372
                                       ----------  ----------
                                       $  384,214  $  267,899
                                       ==========  ==========
Maturities of long-term debt are as
follows:
     1997............................              $  193,372
     1998............................                 193,033
     1999............................                  64,158
     2000............................                  10,708
                                                   ----------
     Total...........................              $  461,271
                                                   ==========

                                   GSV, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

6.  OPERATING LEASE COMMITMENTS

     The Company is obligated under an operating lease agreement for its facility in Tampa which expires in June 2001. The Company is obligated on various equipment leases which expire from 1997 to 2000. At December 31, 1996, the future minimum rental payments required under the leases are as follows:

              YEAR ENDING
              DECEMBER 31,
            ---------------
  1997..................................  $   67,711
  1998..................................      68,028
  1999..................................      69,433
  2000..................................      70,006
  2001..................................      34,000
                                          ----------
                                          $  309,178
                                          ==========

     Total rent expense charged to operations under these agreements amounted to $64,172, $61,786, $62,634 and $12,253 during 1994, 1995, 1996 and for the two months ended February 28, 1997, respectively.

7.  EMPLOYEE BENEFIT PLANS

  401(K) SAVINGS PLAN

     The Company sponsors a participant directed cash deferred 401(k) plan (the
Plan). Employees who are employed for one full year and complete 1,000 hours of service may elect to participate in the Plan. The Company elected to match employee deferrals at a rate of 40% on the first 6% during 1994, 33 1/3% on the first 6% during 1995 and 50% on the first 6% deferred during 1996 and 1997, which amounted to $38,553, $27,046, $45,288 and $8,588 during 1994, 1995, 1996 and for the two months ended February 28, 1997, respectively.

  HEALTH INSURANCE PLAN

     On November 1, 1995, the Company began providing certain benefits to employees under a health insurance plan. Prior to November 1, 1995, the Company provided healthcare benefits under a plan that was primarily self-funded except for two reinsurance policies. Healthcare expenses incurred under these plans amounted to $173,254, $234,019, $116,175 and $23,109 during 1994, 1995, 1996 and for the two months ended February 28, 1997, respectively.

8.  COMMITMENTS AND CONTINGENCIES

     On November 20, 1992, the Company was notified by the EPA of its potential liability for the generation of potentially hazardous waste under the Bay Drum Superfund Site. Management believes that the Company is a de micromis potential responsible party at the site, and any liability of the Company related to this matter is insignificant. The Company is one of hundreds of parties which have been identified with the site. The Company received no correspondence from any parties regarding this matter during 1994, 1995, 1996 or 1997.

9.  SIGNIFICANT CUSTOMERS

     No customers generated greater than 10% of the Company's revenue for the years ended December 31, 1994 and 1995. Two customers generated revenue to the Company representing 11% and 10%, respectively, of total revenues for the year ended December 31, 1996. One customer generated revenue to the Company representing 11.7% of total revenues for the two months ended February 28, 1997.

10.  SUBSEQUENT EVENT

     Effective March 1, 1997, the entire equity ownership of the Company was acquired by The Safe Seal Company for total consideration in excess of the recorded amounts of the Company's net assets.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Plant Specialties, Inc.:

     We have audited the accompanying balance sheets of Plant Specialties, Inc. (a Louisiana corporation), as of October 31, 1995 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended October 31, 1996 and for the period from November 1, 1996 through May 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Plant Specialties, Inc., as of October 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1996 and for the period from November 1, 1996 through May 31, 1997, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
March 10, 1998

                            PLANT SPECIALTIES, INC.
                                 BALANCE SHEETS

                                                  OCTOBER 31
                                          --------------------------
                                              1995          1996
                                          ------------  ------------
                 ASSETS
CURRENT ASSETS:
     Cash...............................  $      6,019  $     18,811
     Accounts receivable, net of
      allowance of $24,924 and
      $21,168...........................     2,484,846     2,111,448
     Inventories........................     1,485,546     1,681,887
     Prepaid expenses and other current
      assets............................        76,220        87,291
                                          ------------  ------------
          Total current assets..........     4,052,631     3,899,437
PROPERTY AND EQUIPMENT, net.............     2,102,708     2,003,345
OTHER NONCURRENT ASSETS.................       147,917       160,960
                                          ------------  ------------
                                          $  6,303,256  $  6,063,742
                                          ============  ============

  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued
      expenses..........................  $  1,300,821  $  1,061,771
     Short-term debt....................     1,809,984     1,428,453
     Current maturities of long-term
      debt..............................       163,230       112,392
                                          ------------  ------------
          Total current liabilities.....     3,274,035     2,602,616
LONG-TERM DEBT, net of current
  maturities............................       579,149       916,332
DEFERRED INCOME TAXES...................       102,830        89,233
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Common stock, no par value,
      2,000,000 shares authorized,
      1,000,000 shares issued and
      outstanding.......................         8,500         8,500
     Retained earnings..................     2,338,742     2,447,061
                                          ------------  ------------
          Total stockholders' equity....     2,347,242     2,455,561
                                          ------------  ------------
                                          $  6,303,256  $  6,063,742
                                          ============  ============

   The accompanying notes are an integral part of these financial statements.

                            PLANT SPECIALTIES, INC.
                            STATEMENTS OF OPERATIONS

                                                    YEAR ENDED OCTOBER 31               SEVEN MONTHS
                                          ------------------------------------------       ENDED
                                              1994           1995           1996        MAY 31, 1997
                                          ------------  --------------  ------------    ------------
REVENUES................................  $  9,687,963  $   11,526,424  $  8,500,741     $6,699,460
COST OF OPERATIONS......................     6,429,080       7,377,424     5,620,159      4,058,814
                                          ------------  --------------  ------------    ------------
          Gross profit..................     3,258,883       4,149,000     2,880,582      2,640,646
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES..............................     2,590,125       2,991,155     2,489,494      1,659,679
                                          ------------  --------------  ------------    ------------
          Income (loss) from
             operations.................       668,758       1,157,845       391,088        980,967
OTHER INCOME (EXPENSE):
     Interest, net......................      (149,556)       (186,706)     (188,116)      (143,638)
     Other..............................        22,010          23,768        29,622         13,892
                                          ------------  --------------  ------------    ------------
                                              (127,546)       (162,938)     (158,494)      (129,746)
                                          ------------  --------------  ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES.......       541,212         994,907       232,594        851,221
PROVISION FOR INCOME TAXES..............       202,590         374,605       124,275        321,612
                                          ------------  --------------  ------------    ------------
NET INCOME..............................  $    338,622  $      620,302  $    108,319     $  529,609
                                          ============  ==============  ============    ============

   The accompanying notes are an integral part of these financial statements.

                            PLANT SPECIALTIES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                             COMMON STOCK
                                           -----------------      RETAINED
                                           SHARES     AMOUNT      EARNINGS       TOTAL
                                           ------     ------     ----------   ------------
BALANCE, October 31, 1993...............    1,000     $8,500     $1,379,818   $  1,388,318
     Net income.........................     --         --          338,622        338,622
                                           ------     ------     ----------   ------------
BALANCE, October 31, 1994...............    1,000      8,500      1,718,440      1,726,940
     Net income.........................     --         --          620,302        620,302
                                           ------     ------     ----------   ------------
BALANCE, October 31, 1995...............    1,000      8,500      2,338,742      2,347,242
     Net income.........................     --         --          108,319        108,319
                                           ------     ------     ----------   ------------
BALANCE, October 31, 1996...............    1,000      8,500      2,447,061      2,455,561
     Net income.........................     --         --          529,609        529,609
                                           ------     ------     ----------   ------------
BALANCE, May 31, 1997...................    1,000     $8,500     $2,976,670   $  2,985,170
                                           ======     ======     ==========   ============

   The accompanying notes are an integral part of these financial statements.

                            PLANT SPECIALTIES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                               FOR THE
                                                       YEAR ENDED OCTOBER 31                SEVEN MONTHS
                                          -----------------------------------------------       ENDED
                                               1994            1995             1996        MAY 31, 1997
                                          --------------  ---------------  --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................  $      338,622  $       620,302  $      108,319     $ 529,609
  Adjustments to reconcile net income
     (loss) to net cash provided by
     (used in) operating activities --
       Depreciation and amortization....         351,000          384,430         412,725       237,721
       (Increase) decrease in --
          Accounts receivable, net......        (438,502)        (453,231)        373,398      (654,025)
          Inventories...................           3,142         (222,584)       (196,341)     (208,337)
          Prepaid expenses and other
             assets.....................        (151,791)         141,405         (24,114)     (189,046)
       Increase (decrease) in accounts
          payable, accrued expenses and
          deferred income taxes.........         (42,259)         190,620        (252,647)      (93,672)
                                          --------------  ---------------  --------------   -------------
          Net cash provided by (used in)
             operating activities.......          60,212          660,942         421,340      (377,750)
                                          --------------  ---------------  --------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment...        (571,036)        (993,985)       (313,564)     (166,129)
                                          --------------  ---------------  --------------   -------------
          Net cash used in investing
             activities.................        (571,036)        (993,985)       (313,564)     (166,129)
                                          --------------  ---------------  --------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of debt....................         220,618          651,231         947,966        72,333
  Repayments of debt....................        (278,202)        (424,756)       (661,620)      (65,562)
  Borrowings (repayments) on line of
     credit facility....................         566,953          107,586        (381,330)      653,406
                                          --------------  ---------------  --------------   -------------
          Net cash provided by (used in)
             financing activities.......         509,369          334,061         (94,984)      660,177
                                          --------------  ---------------  --------------   -------------
NET INCREASE (DECREASE) IN CASH.........          (1,455)           1,018          12,792       116,298
CASH, beginning of period...............           6,456            5,001           6,019        18,811
                                          --------------  ---------------  --------------   -------------
CASH, end of period.....................  $        5,001  $         6,019  $       18,811     $ 135,109
                                          ==============  ===============  ==============   =============

   The accompanying notes are an integral part of these financial statements.

                            PLANT SPECIALTIES, INC.
                         NOTES TO FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION:

     Plant Specialties, Inc. (the "Company"), was incorporated in the State of Louisiana in 1972 and is principally engaged in the business of selling new valves, instrumentation automation, engineering services and repair services for valves and instrumentation to the petrochemical and oil field industries. The Company's fiscal year-end is October 31.

     On June 16, 1997, the stockholders of the Company sold the entire equity ownership of the Company to Innovative Valve Technologies, Inc. for total consideration in excess of the recorded amounts of the Company's net assets.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets. The costs of major improvements are capitalized. Expenditures for maintenance, repairs and minor improvements are expensed as incurred. When property and equipment are sold or retired, the cost and related accumulated depreciation are removed and the resulting gain or loss is included in results of operations. The Company capitalized interest related to construction-in-progress projects which amounted to approximately $39,000 and $21,000 in fiscal 1995 and 1996, respectively.

  INCOME TAXES

     The Company follows the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109. Under this method, deferred income taxes are recorded based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets or liabilities are realized or settled.

  REVENUE RECOGNITION

     Revenue is recognized as services are completed and products are shipped.

  INVENTORIES

     Inventories are valued at the lower of cost or market utilizing the last-in, first-out method and primarily consist of raw materials and finished goods. If the first-in, first-out method had been used for costing inventories, the valuation assigned to inventories would have been approximately $1,700,000 and $1,902,000 as of October 31, 1995 and 1996, respectively.

  CASH

     Cash payments for interest during fiscal 1994, 1995 and 1996 were approximately $155,000, $231,000 and $208,000, respectively. Cash payments for taxes during fiscal 1994, 1995 and 1996 were approximately $172,000, $206,000 and $159,000, respectively.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                            PLANT SPECIALTIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

  NEW ACCOUNTING PRONOUNCEMENT

     Effective November 1, 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets, may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is necessary. Adoption of this standard did not have a material effect on the financial position or results of operations of the Company.

3.  PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following:

                                    ESTIMATED              OCTOBER 31
                                     USEFUL      ------------------------------
                                      LIVES           1995            1996
                                   -----------   --------------  --------------
Buildings......................... 15-30 years   $      381,056  $      896,422
Vehicles..........................     5 years          405,073         411,527
Furniture and fixtures............   3-5 years           22,957          22,957
Machinery and equipment...........     5 years        1,872,871       2,554,336
Leasehold improvements............    20 years          614,615         649,508
Construction in progress..........     --               925,114        --
                                                 --------------  --------------
                                                      4,221,686       4,534,750
Less -- Accumulated depreciation..                   (2,118,978)     (2,531,405)
                                                 --------------  --------------
Property and equipment, net.......               $    2,102,708  $    2,003,345
                                                 ==============  ==============

4.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

     Activity in the Company's allowance for doubtful accounts consists of the following:

                                                     OCTOBER 31
                                          --------------------------------
                                            1994        1995       1996
                                          ---------  ----------  ---------
Balance at beginning of year............  $  16,022  $   19,728  $  24,924
Additions (recovery) charged (credited)
  to results of operations..............      3,706      89,654     (1,019)
Deductions for uncollectible accounts
  written off...........................     --         (84,458)    (2,737)
                                          ---------  ----------  ---------
                                          $  19,728  $   24,924  $  21,168
                                          =========  ==========  =========

     Inventories at LIFO consist of the following:

                                                  OCTOBER 31
                                          --------------------------
                                              1995          1996
                                          ------------  ------------
Raw material and work in process........  $  1,422,617  $    850,733
Finished goods..........................        62,929       831,154
                                          ------------  ------------
                                          $  1,485,546  $  1,681,887
                                          ============  ============

                            PLANT SPECIALTIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Accounts payable and accrued expenses consist of the following:

                                                  OCTOBER 31
                                          --------------------------
                                              1995          1996
                                          ------------  ------------
Accounts payable, trade.................  $    603,877  $    484,945
Accrued compensation and benefits.......       137,575        69,329
Accrued insurance.......................        49,963        56,463
Income taxes............................       262,210       195,410
Other accrued expenses..................       247,196       255,624
                                          ------------  ------------
                                          $  1,300,821  $  1,061,771
                                          ============  ============

5.  SHORT- AND LONG-TERM DEBT:

     Short-term debt consists of a revolving credit facility with a bank, due May 20, 1997, with interest due monthly at prime (8.25% at October 31, 1996). The revolving debt is secured by accounts receivable and inventory. The available borrowing capacity at October 31, 1996 was $2,000,000.

     Long-term debt consists of the following:

                                                  OCTOBER 31
                                          --------------------------
                                              1995          1996
                                          ------------  ------------
Notes payable, monthly installments of
  principal and interest of $34,000,
  bearing interest at 7.50% to 11.00%,
  collateralized by land, vehicles and
  equipment.............................  $    742,379  $  1,028,724
     Less -- Current maturities.........      (163,230)     (112,392)
                                          ------------  ------------
Long-term debt..........................  $    579,149  $    916,332
                                          ============  ============

     Pursuant to the revolving credit facility agreement, the Company is subject to financial covenants relating to net worth, leverage ratios and debt service coverage. At October 31, 1995 and 1996, the Company was in compliance with these covenants.

     The aggregate maturities of the long-term debt as of October 31, 1996 are as follows:

1997.................................  $    112,392
1998.................................       108,358
1999.................................       110,997
2000.................................        86,527
2001.................................       610,450
Thereafter...........................       --
                                       ------------
                                       $  1,028,724
                                       ============

     Interest expense recorded pursuant to these debt agreements totaled approximately $155,000, $192,000 and $213,000 in fiscal 1994, 1995 and 1996, respectively. Management estimates that the fair value of its debt obligations approximates historical value at October 31, 1996.

                            PLANT SPECIALTIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

6.  INCOME TAXES:

     The Company's provision (benefit) for income taxes is as follows:

                                             YEAR ENDED OCTOBER 31
                                       ----------------------------------
                                          1994        1995        1996
                                       ----------  ----------  ----------
Federal --
     Current.........................  $  190,004  $  362,993  $  112,912
     Deferred........................      (1,810)    (15,138)    (11,252)
State --
     Current.........................      14,534      27,758      23,679
     Deferred........................        (138)     (1,008)     (1,064)
                                       ----------  ----------  ----------
                                       $  202,590  $  374,605  $  124,275
                                       ==========  ==========  ==========

     Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate tax rate to income before income tax as follows:

                                            YEAR ENDED OCTOBER 31
                                       -------------------------------
                                         1994       1995       1996
                                          ---        ---        ---
Statutory federal income tax rate....         34%        34%        34%
State and local taxes................          3          3          3
Effect of nondeductible meals and
entertainment........................     --         --             10
Other................................     --              1          6
                                             ---        ---        ---
Effective income tax rate............         37%        38%        53%
                                             ===        ===        ===

     Deferred income taxes consist of the following:

                                               OCTOBER 31
                                          ---------------------
                                             1995       1996
                                          ----------  ---------
Current deferred tax assets.............  $    8,000  $   6,403
Noncurrent deferred tax assets..........      --         --
                                          ----------  ---------
          Total deferred tax assets.....       8,000      6,403
                                          ----------  ---------
Current deferred tax liabilities........      --         --
Noncurrent deferred tax liabilities.....     102,830     89,233
                                          ----------  ---------
          Total deferred tax
             liabilities................     102,830     89,233
                                          ----------  ---------
          Net deferred tax
             liabilities................  $   94,830  $  82,830
                                          ==========  =========

7.  EMPLOYEE BENEFIT PLANS:

     The Company sponsors a 401(k) profit-sharing plan covering all eligible employees. The plan allows employee contributions under Section 401(k) of the Internal Revenue Code. Eligible employees may elect to contribute up to 20 percent of eligible compensation on a pretax basis, subject to IRS limits. The Company provides matching contributions of 50 percent of employee contributions up to 6 percent of employee compensation. The Company contributed approximately $36,000, $39,000 and $38,000 for fiscal 1994, 1995 and 1996, respectively.

                            PLANT SPECIALTIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

8.  COMMITMENTS AND CONTINGENCIES:

  OPERATING LEASES

     The Company leases warehouse, office facilities and vehicles under operating leases which expire at various dates through 1999. Future minimum lease payments at October 31, 1996 are as follows:

1997....................................  $  140,943
1998....................................      42,535
1999....................................      24,813

     Rent expense for fiscal 1994, 1995 and 1996 was approximately $289,000, $361,000 and $240,000, respectively.

     The Company leases its facilities from its president and majority stockholder under an operating lease requiring monthly payments of approximately $16,000 expiring April 30, 1997. The Company is responsible for all taxes, insurance and maintenance. Rent expense pursuant to this lease for fiscal 1994, 1995 and 1996 was $191,000, $197,000 and $197,000, respectively.

  LITIGATION

     In the ordinary course of its business, the Company has become involved in various legal matters. Management does not believe that the outcome of these legal matters will have a material effect on the Company's financial position or results of operations.

9.  RELATED-PARTY TRANSACTIONS:

     As of October 31, 1995 and 1996, the Company had a note receivable from the president and majority stockholder of the Company in the amount of $80,080 and $82,237, respectively. The note bears interest at 7 percent, payable in monthly installments of $1,000.

10.  REVENUES FROM SIGNIFICANT CUSTOMERS:

     During fiscal 1996, five customers accounted for approximately 54 percent of the Company's revenues. During fiscal 1995, five customers accounted for approximately 67 percent of the Company's revenues. During fiscal 1994, four customers accounted for approximately 77 percent of the Company's revenues.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Southern Valve Group:

     We have audited the accompanying combined balance sheet of Southern Valve Group (as defined in Note 1) as of October 31, 1996, and the related combined statements of operations, stockholders' equity and cash flows for each of the two years in the period ended October 31, 1997. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Southern Valve Group as of October 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended October 31, 1997 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP
Houston, Texas
March 10, 1998

                              SOUTHERN VALVE GROUP
                            COMBINED BALANCE SHEETS

                                           OCTOBER 31,
                                              1996
                                           -----------
                 ASSETS
CURRENT ASSETS:
     Cash...............................   $    21,874
     Accounts receivable, net of
      allowance of $11,861..............       473,581
     Inventories........................     1,301,987
     Notes receivable...................       168,779
     Prepaid expenses and other current
      assets............................        22,362
                                           -----------
          Total current assets..........     1,988,583
PROPERTY AND EQUIPMENT, net.............     1,055,716
                                           -----------
                                           $ 3,044,299
                                           ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term
      debt..............................   $   517,105
     Accounts payable and accrued
      expenses..........................       309,570
     Note payable to stockholder........        76,994
                                           -----------
          Total current liabilities.....       903,669
LONG-TERM DEBT, net of current
  maturities............................     1,363,166
DEFERRED INCOME TAXES...................        12,913
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Common stock, $10.00 par value,
      1,000 shares authorized, 1,000
      shares issued and outstanding.....        10,000
     Additional paid-in capital.........         5,860
     Retained earnings..................       748,691
                                           -----------
          Total stockholders' equity....       764,551
                                           -----------
                                           $ 3,044,299
                                           ===========

    The accompanying notes are an integral part of these combined financial statements.

                              SOUTHERN VALVE GROUP
                       COMBINED STATEMENTS OF OPERATIONS

                                                YEAR ENDED
                                                OCTOBER 31
                                       ----------------------------
                                           1996            1997
                                       ------------     -----------
REVENUES.............................  $  4,404,717     $ 4,033,016
COST OF OPERATIONS...................     2,962,337       2,712,458
                                       ------------     -----------
     Gross profit....................     1,442,380       1,320,558
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES...........................     1,175,487       1,180,360
                                       ------------     -----------
     Income from operations..........       266,893         140,198
OTHER INCOME (EXPENSE), net:
  Interest...........................      (177,123)       (170,790)
  Other..............................        45,571         (38,500)
                                       ------------     -----------
                                           (131,552)       (209,290)
                                       ------------     -----------
INCOME BEFORE INCOME TAXES...........       135,341         (69,092)
PROVISION FOR INCOME TAXES...........        29,056         (14,510)
                                       ------------     -----------
NET INCOME (LOSS)....................  $    106,285     $   (54,582)
                                       ============     ===========

    The accompanying notes are an integral part of these combined financial statements.

                              SOUTHERN VALVE GROUP
                  COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          COMMON STOCK       ADDITIONAL
                                        -----------------     PAID-IN      RETAINED
                                        SHARES    AMOUNT      CAPITAL      EARNINGS      TOTAL
                                        ------    -------    ----------    ---------   ----------
BALANCE, October 31, 1995............    1,000    $10,000      $5,860      $ 642,406   $  658,266
     Net income......................     --        --          --           106,285      106,285
                                        ------    -------    ----------    ---------   ----------
BALANCE, October 31, 1996............    1,000     10,000       5,860        748,691      764,551
     Net loss........................     --        --          --           (54,582)     (54,582)
                                        ------    -------    ----------    ---------   ----------
BALANCE, October 31, 1997............    1,000    $10,000      $5,860      $ 694,109   $  709,969
                                        ======    =======    ==========    =========   ==========

    The accompanying notes are an integral part of these combined financial statements.

                              SOUTHERN VALVE GROUP
                       COMBINED STATEMENTS OF CASH FLOWS

                                                  YEAR ENDED
                                                  OCTOBER 31
                                          --------------------------
                                              1996          1997
                                          ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).....................  $    106,285  $    (54,582)
  Adjustments to reconcile net income to
     net cash provided by (used in)
     operating activities --
       Depreciation and amortization....       155,874       143,750
       Loss on disposal of assets.......       --             38,500
       Change in deferred income
        taxes...........................         2,589       --
       (Increase) decrease in --
          Accounts receivable...........      (188,676)       32,534
          Inventories...................        60,920      (320,820)
          Notes receivable..............       (10,957)      118,731
          Prepaid expenses and other
              current assets............        17,094       (20,658)
       Increase (decrease) in --
          Accounts payable and accrued
              expenses..................        96,166       (72,238)
                                          ------------  ------------
       Net cash provided by (used in)
        operating activities............       239,295      (134,783)
                                          ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment...      (308,362)       (6,420)
                                          ------------  ------------
       Net cash used in investing
        activities......................      (308,362)       (6,420)
                                          ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of debt....................       738,512       482,814
  Repayments of debt....................      (752,633)     (121,838)
                                          ------------  ------------
       Net cash provided by (used in)
        financing activities............       (14,121)      360,976
                                          ------------  ------------
NET INCREASE (DECREASE) IN CASH.........       (83,188)      219,773
CASH, beginning of period...............       105,062        21,874
                                          ------------  ------------
CASH, end of period.....................  $     21,874  $    241,647
                                          ============  ============

    The accompanying notes are an integral part of these combined financial statements.

                              SOUTHERN VALVE GROUP
                     NOTES TO COMBINED FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION:

     The accompanying combined balance sheets and related combined statements of operations, stockholders' equity and cash flows include Southern Valve Service, Inc. ("Southern Valve") and 55 Leasing and Sales Company, Inc. ("55
Leasing"). As Southern Valve and 55 Leasing (together, "Southern Valve Group" or the "Company") have common ownership and management, the financial statements of each entity have been consolidated for financial reporting purposes. All intercompany transactions and balances have been eliminated.

     Southern Valve was incorporated in the State of Alabama in 1984 and is principally engaged in the business of repairing, testing and selling manual, control and safety relief valves to customers in the pulp and paper, chemical, power generation and petrochemical industries in Alabama, Mississippi and Georgia.

     55 Leasing is an Alabama S Corporation organized in 1995 primarily to lease equipment to Southern Valve.

     In June 1997, pursuant to a definitive agreement, the stockholders of the Company agreed to sell the entire equity ownership of the Company to Innovative Valve Technologies, Inc. (Invatec), for total consideration in excess of the recorded amounts of the Company's net assets. The transaction closed on the consummation of Invatec's initial public offering.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets. The costs of major improvements are capitalized. Expenditures for maintenance, repairs and minor improvements are expensed as incurred. When property and equipment is sold or retired, the cost and related accumulated depreciation is removed and the resulting gain or loss is included in results of operations.

  INCOME TAXES

     The Company follows the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109. Under this method, deferred income taxes are recorded based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets or liabilities are recovered or settled. 55 Leasing is an S Corporation for federal income tax purposes and, in accordance with the S Corporation provisions of the Internal Revenue Code, the earnings of 55 Leasing are included in the personal tax returns of its stockholders. Accordingly, no federal or state income tax expense is recorded in the accompanying consolidated financial statements for 55 Leasing.

  REVENUE RECOGNITION

     Service revenue is recognized upon completion of the service, and product sales revenue is recognized as products are shipped or delivered.

  CASH

     Cash payments for interest during fiscal 1996 were approximately $178,000. Cash payments for taxes during fiscal 1996 were approximately $15,000.

  INVENTORIES

     Inventories are valued at the lower of cost or market utilizing the first-in, first-out method and primarily consist of valves and valve parts.

                              SOUTHERN VALVE GROUP
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  NEW ACCOUNTING PRONOUNCEMENT

     Effective November 1, 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets, may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a writedown to market value or discounted cash flow value is necessary. Adoption of this standard did not have a material effect on the financial position or results of operations of the Company.

3.  PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following:

                                            ESTIMATED       OCTOBER 31,
                                           USEFUL LIVES        1996
                                           ------------     -----------
Land....................................        --          $   171,682
Buildings and improvements..............    18-40 years         533,015
Vehicles................................        5 years         433,900
Furniture and fixtures..................     5-10 years         180,782
Machinery and equipment.................     5-10 years         688,398
                                                            -----------
                                                              2,007,777
Less -- Accumulated depreciation........                       (952,061)
                                                            -----------
                                                            $ 1,055,716
                                                            ===========

4.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

     Activity in the Company's allowance for doubtful accounts for the year ended October 31, 1996, consists of the following:

     Balance at beginning of year.......  $   8,759
     Additions charged to results of
      operations........................      3,102
                                          ---------
     Balance at end of year.............  $  11,861
                                          =========

     Accounts payable and accrued expenses as of October 31, 1996, consist of the following:

     Accounts payable...................  $  177,383
     Customer deposits..................      30,943
     Accrued employee compensation and
     benefits...........................      27,447
     Other accrued expenses.............      73,797
                                          ----------
                                          $  309,570
                                          ==========

                              SOUTHERN VALVE GROUP
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

5.  DEBT:

     As of October 31, 1996, debt consists of the following:

Lines of credit, aggregate borrowing
  capacity of $350,000 with a commercial
  bank, bearing interest at prime plus
  1.00% (9.25% at October 31, 1996),
  collateralized by inventory and
  accounts receivable...................  $    190,000
Notes payable to banks, monthly
  installments of principal and interest
  in the amount of $34,264, bearing
  interest at 7.00% to 10.00%,
  collateralized by accounts receivable,
  inventory, land, equipment and
  vehicles..............................     1,690,271
Unsecured demand note, payable to
  stockholder, bearing interest at
  8.00%.................................        76,994
                                          ------------
                                             1,957,265
Less -- Current maturities..............      (594,099)
                                          ------------
     Total long-term debt, net of
      current maturities................  $  1,363,166
                                          ============

     In January 1997, the Company refinanced its notes payable to banks. The refinanced debt is payable to one bank, bearing interest of 8.50% with monthly installments of principal and interest. There was no significant change in amount of the debt financed and no gain or loss on debt extinguishment to be recognized. In addition, the Company's lines of credit have been replaced by a $300,000 line of credit; as of April 18, 1997, there was no outstanding balance due under the line of credit.

     The aggregate maturities of the refinanced debt and unsecured demand note are as follows:

For the Year Ending October 31 --
     1997...............................  $    105,064
     1998...............................       151,856
     1999...............................       993,226
     2000...............................        92,545
     2001...............................        46,637
     Thereafter.........................       465,145
                                          ------------
                                          $  1,854,473
                                          ============

     Interest expense recorded pursuant to these debt agreements totaled approximately $177,000 in fiscal 1996. Management estimates that the fair value of its debt obligations approximates the historical value at October 31, 1996.

6.  INCOME TAXES:

     The income tax provision for fiscal 1996 is as follows:

Federal --
     Current............................  $  22,366
     Deferred...........................      2,243
State --
     Current............................      4,101
     Deferred...........................        346
                                          ---------
                                          $  29,056
                                          =========

                              SOUTHERN VALVE GROUP
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

     Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate tax rate to income before income taxes for fiscal 1996, as follows:

Statutory federal income tax rate.......         34%
Effect of federal graduated tax rate....        (12)
State and local taxes...................          3
Effect of S Corporation election........         (7)
Effect of nondeductible meals and
  entertainment.........................          2
Other...................................          2
                                                ---
Effective income tax rate...............         22%
                                                ===

     Deferred income taxes as of October 31, 1996, consist of the following:

Current deferred tax assets..........  $    7,143
                                       ----------
               Total deferred tax
               assets................       7,143
                                       ----------
Noncurrent deferred tax
liabilities..........................     (12,913)
                                       ----------
               Total deferred tax
               liabilities...........     (12,913)
                                       ----------
               Net deferred tax
               liabilities...........  $   (5,770)
                                       ==========

7.  COMMITMENTS AND CONTINGENCIES:

  LITIGATION

     In the ordinary course of its business, the Company has become involved in various legal matters. Management does not believe that the outcome of these legal matters will have a material effect on the Company's consolidated financial position or results of operations.

8.  RELATED-PARTY TRANSACTIONS:

     As of October 31, 1996, the Company had a note receivable from a stockholder in the amount of $161,279. The note receivable bears interest equivalent to the short-term federal treasury rate and is payable on demand.

9.  SIGNIFICANT CUSTOMERS:

     For fiscal 1996, the Company had two customers that comprised approximately 19% and 12%, respectively, of total revenues.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Dalco, Inc.:

     We have audited the accompanying balance sheets of Dalco, Inc. (a Kentucky corporation), as of October 31, 1996 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dalco, Inc., as of October 31, 1996 and 1997, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 1997 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP
Houston, Texas
December 23, 1997

                                  DALCO, INC.
                                 BALANCE SHEETS

                                               OCTOBER 31
                                       --------------------------
                                           1996          1997
                                       ------------  ------------
               ASSETS
CURRENT ASSETS:
  Cash...............................  $     68,547  $    240,810
  Accounts receivable................     1,362,091     1,281,887
  Inventories........................       976,790     1,142,249
  Prepaid expenses and other current
     assets..........................         8,168         7,993
                                       ------------  ------------
          Total current assets.......     2,415,596     2,672,939
PROPERTY AND EQUIPMENT, net..........       375,782       308,496
OTHER NONCURRENT ASSETS, net.........        35,783        45,542
                                       ------------  ------------
          Total assets...............  $  2,827,161  $  3,026,977
                                       ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued
     expenses........................  $    643,068  $    696,593
  Line of credit.....................       187,000       100,000
  Current maturities of long-term
     debt............................        72,787        78,801
  Current portion of obligations
     under capital leases............        19,856        21,670
                                       ------------  ------------
          Total current
        liabilities..................       922,711       897,064
                                       ------------  ------------
LONG-TERM DEBT, net of current
  maturities.........................       124,288        45,493
OBLIGATIONS UNDER CAPITAL LEASES, net
  of current portion.................        58,209        36,541
                                       ------------  ------------
                                            182,497        82,034
                                       ------------  ------------
  COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, no par value, 2,000
     shares authorized, 300 shares
     issued and outstanding..........         1,050         1,050
  Treasury stock.....................       (22,054)      (22,054)
  Retained earnings..................     1,742,957     2,068,883
                                       ------------  ------------
          Total stockholders'
        equity.......................     1,721,953     2,047,879
                                       ------------  ------------
          Total liabilities and
              stockholders' equity...  $  2,827,161  $  3,026,977
                                       ============  ============

   The accompanying notes are an integral part of these financial statements.

                                  DALCO, INC.
                            STATEMENTS OF OPERATIONS

                                            YEAR ENDED OCTOBER 31
                                          --------------------------
                                              1996          1997
                                          ------------  ------------
REVENUES................................  $  8,832,810  $  9,620,492
COST OF OPERATIONS......................     6,429,440     6,816,752
                                          ------------  ------------
          Gross profit..................     2,403,370     2,803,740
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES..............................     1,717,885     1,777,291
                                          ------------  ------------
          Income from operations........       685,485     1,026,449
OTHER INCOME (EXPENSE):
     Interest expense...................       (40,688)      (28,557)
     Other..............................         7,020         5,435
                                          ------------  ------------
INCOME BEFORE INCOME TAXES..............       651,817     1,003,327
PROVISION FOR INCOME TAXES..............         5,428        12,372
                                          ------------  ------------
NET INCOME..............................  $    646,389  $    990,955
                                          ============  ============

   The accompanying notes are an integral part of these financial statements.

                                  DALCO, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                             COMMON STOCK
                                           ----------------    TREASURY     RETAINED
                                           SHARES    AMOUNT     STOCK       EARNINGS       TOTAL
                                           ------    ------    --------    ----------   ------------
BALANCE, October 31, 1995...............     300     $1,050    $(22,054)   $1,497,954   $  1,476,950
     Stockholder distributions..........    --         --         --         (401,386)      (401,386)
     Net income.........................    --         --         --          646,389        646,389
                                           ------    ------    --------    ----------   ------------
BALANCE, October 31, 1996...............     300      1,050     (22,054)    1,742,957      1,721,953
     Stockholder distributions..........    --         --         --         (665,029)      (665,029)
     Net income.........................    --         --         --          990,955        990,955
                                           ------    ------    --------    ----------   ------------
BALANCE, October 31, 1997...............     300     $1,050    $(22,054)   $2,068,883   $  2,047,879
                                           ======    ======    ========    ==========   ============

   The accompanying notes are an integral part of these financial statements.

                                  DALCO, INC.
                            STATEMENTS OF CASH FLOWS

                                         YEAR ENDED OCTOBER 31
                                       --------------------------
                                           1996          1997
                                       ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income......................  $    646,389  $    990,955
     Adjustments to reconcile net
      income to net cash provided by
      operating activities --
          Depreciation and
             amortization............       123,814       107,203
          Gain on disposal of
             property and
             equipment...............        (1,723)      --
          (Increase) decrease in --
          Accounts receivable........      (227,699)       80,204
          Inventories................       (66,602)     (165,459)
          Prepaid expenses and other
             current assets..........           664           175
          Other noncurrent assets....         5,694        (9,759)
          Accounts payable and
             accrued expenses........       (73,806)       53,525
                                       ------------  ------------
               Net cash provided by
                  operating
                  activities.........       406,731     1,056,844
                                       ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and
      equipment......................       (22,091)      (39,917)
     Proceeds from sale of property
      and equipment..................         3,000       --
                                       ------------  ------------
               Net cash used in
                  investing
                  activities.........       (19,091)      (39,917)
                                       ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) on
      line of credit.................        67,000       (87,000)
     Payments on capital leases......       (14,490)      (19,856)
     Repayments of long-term debt....       (67,130)      (72,779)
     Stockholder distributions.......      (401,386)     (665,029)
                                       ------------  ------------
               Net cash used in
                  financing
                  activities.........      (416,006)     (844,664)
                                       ------------  ------------
NET INCREASE (DECREASE) IN CASH......       (28,366)      172,263
CASH, beginning of year..............        96,913        68,547
                                       ------------  ------------
CASH, end of year....................  $     68,547  $    240,810
                                       ============  ============
SUPPLEMENTAL DISCLOSURES:
     Interest paid...................  $     42,750  $     29,161
     Income taxes paid...............         3,691         6,328

   The accompanying notes are an integral part of these financial statements.

                                  DALCO, INC.
                         NOTES TO FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION:

     Dalco, Inc. ("Dalco" or the "Company") was incorporated in Kentucky in 1971. Dalco assembles, distributes and repairs industrial valves (including pressure relief valves and control valves) and related products (including pneumatic and electric actuators and controls). The Company serves industrial customers throughout Kentucky and the southern regions of Indiana and Ohio.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation is computed over the estimated useful lives of the assets, primarily using accelerated methods. Leasehold improvements to the Company's facility, which is leased from the stockholders, are amortized over the estimated useful life as used for federal income tax purposes. The costs of major improvements are capitalized. Expenditures for maintenance, repairs and minor improvements are expensed as incurred. When property and equipment are sold or retired, the cost and related accumulated depreciation are removed and the resulting gain or loss is included in results of operations.

     Leases having the substance of financing transactions have been capitalized and the related lease obligations have been included in obligations under capital leases. The leased assets are depreciated over their estimated useful lives. Accumulated amortization of equipment under capital leases was $50,188 and $78,101 at October 31, 1996 and 1997, respectively.

  INCOME TAXES

     The stockholders of the Company elected to be taxed under the Subchapter S provisions of the Internal Revenue Code. Under these provisions, taxable income and applicable tax credits are attributed directly to the stockholders, and no federal income taxes are imposed on the Company. Accordingly, a provision for federal and state income taxes has not been established. The income tax provision consists of local income taxes. The Company has filed to terminate its S Corporation status effective November 1, 1998.

  REVENUE RECOGNITION

     Revenue is recognized as products are sold and as services are performed.

  CASH

     The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

  INVENTORY

     Inventories are valued at the lower of cost or market using the first-in, first-out method of accounting.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                  DALCO, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

3.  PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following:

                                                OCTOBER 31
                                          ----------------------
                                             1996        1997
                                          ----------  ----------
Machinery and equipment.................  $  375,821  $  388,117
Leasehold improvements..................     158,817     158,817
Vehicles................................     109,678     124,955
Office furniture and equipment..........     112,572     124,916
Equipment under capital leases..........     106,674     106,674
                                          ----------  ----------
                                             863,562     903,479
Less -- Accumulated depreciation and
  amortization..........................     487,780     594,983
                                          ----------  ----------
                                          $  375,782  $  308,496
                                          ==========  ==========

     Depreciation and amortization expense was $123,814 and $107,203 for the years ended October 31, 1996 and 1997, respectively.

4.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

     Accounts payable and accrued expenses consist of the following:

                                                OCTOBER 31
                                          ----------------------
                                             1996        1997
                                          ----------  ----------
Accounts payable........................  $  448,383  $  517,034
Accrued profit-sharing contribution.....     115,000      78,055
Accrued payroll.........................      74,951      91,095
Other...................................       4,734      10,409
                                          ----------  ----------
                                          $  643,068  $  696,593
                                          ==========  ==========

5.  LINE OF CREDIT:

     The Company has a credit agreement with a bank. The agreement allows the Company to borrow up to $750,000. Borrowings bear interest at prime (8.5 percent at October 31, 1997), with interest payable monthly. The line of credit is unsecured. Borrowings under this line were $187,000 and $100,000 at October 31, 1996 and 1997, respectively.

                                  DALCO, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

6.  LONG-TERM DEBT:

     Long-term debt consists of the following:

                                             OCTOBER 31
                                       ----------------------
                                          1996        1997
                                       ----------  ----------
Notes payable to bank --
Notes due in monthly installments of
  $6,254, with interest due monthly
  at 8.75% through June 1999; secured
  by inventory.......................  $  168,840  $  106,264
Notes due in monthly installments of
  $538, with interest due monthly at
  8.24% through June 1999; secured by
  vehicle............................      15,405      10,020
Notes due in monthly installments of
  $475, with interest due monthly at
  8.2% through April 1999; secured by
  vehicle............................      12,830       8,010
                                       ----------  ----------
                                          197,075     124,294
Less -- Current maturities...........      72,783      78,801
                                       ----------  ----------
                                       $  124,292  $   45,493
                                       ==========  ==========

     Principal payments on long-term debt are due as follows:

Year ending October 31 --
     1998............................  $   78,801
     1999............................      45,493
                                       ----------
                                       $  124,294
                                       ==========

     At October 31, 1997, the note payable secured by inventory was subject to a credit agreement that requires the Company to maintain minimum levels of net worth and working capital and to maintain minimum ratios of interest coverage and net worth. At October 31, 1997, the Company was in compliance with respect to all covenants.

     Management estimates that the fair value of its debt obligations approximates the historical value at October 31, 1997 and 1996.

7.  OBLIGATIONS UNDER CAPITAL LEASES:

     The Company leases certain telephone and computer equipment under capital leases. The following is a schedule of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of October 31, 1997:

1998.................................  $   25,876
1999.................................      23,753
2000.................................      15,590
                                       ----------
     Total minimum lease payments....      65,219
Less -- Amount representing
interest.............................       7,009
                                       ----------
     Present value of net minimum
       lease payments................  $   58,210
                                       ==========

8.  PROFIT-SHARING PLAN:

     The Company has a profit-sharing plan covering all employees who meet certain requirements as to service and age. Profit-sharing contributions are made at the discretion of the Company. Profit-sharing contributions for the years ended October 31, 1996 and 1997, were $115,000 and $115,000, respectively.

                                  DALCO, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

9.  SERVICE AND DISTRIBUTION AGREEMENTS:

     The Company purchases, sells and services various products under service and distribution agreements with certain suppliers. These agreements are generally cancelable upon 30 to 60 days notice.

10.  COMMITMENTS AND CONTINGENCIES:

     The Company leases its facilities and certain vehicles under operating leases. The Company's headquarters in Louisville is leased from the Company's two stockholders. Rental commitments under noncancelable operating leases are as follows:

                                      LEASE WITH
                                     STOCKHOLDERS     OTHER        TOTAL
                                     ------------   ----------  ------------
Year ending October 31 --
     1998.........................    $    81,996   $   29,439  $    111,435
     1999.........................         81,996       25,490       107,486
     2000.........................         81,996       18,812       100,808
     2001.........................         81,996       18,240       100,236
     2002.........................         81,996       18,240       100,236
     Thereafter...................        757,164       --           757,164
                                     ------------   ----------  ------------
                                      $ 1,167,144   $  110,221  $  1,277,365
                                     ============   ==========  ============

     Rent expense under the above leases was $89,304 for each of the years ended October 31, 1996 and 1997, including $60,000 paid in each of those years to the Company's two stockholders.

11.  SIGNIFICANT CUSTOMER:

     During fiscal 1996 and 1997, one customer accounted for approximately 34 percent of the Company's revenues.

12.  SUBSEQUENT EVENT:

     On December 17, 1997, Innovative Valve Technologies, Inc. ("Invatec") acquired all the outstanding stock of Dalco through a merger of Dalco with an Invatec subsidiary. The total consideration was in excess of the recorded amounts of the Company's net assets.