Form 10-K/A
period 1997-12-31
INNOVATIVE VALVE TECHNOLOGIES INC
filed 1998-04-09
CIK 1036442

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K/A

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

     ADDITIONAL ACQUIRED BUSINESSES. Since the IPO and through March 24, 1998, the Company purchased seven Additional Acquired Businesses. See Notes 2, 3, and 18 of the Notes to Consolidated Financial Statements of the Company in Item 14 of this Report. As a result of these acquisitions, the Company has expanded its business to include on-line hot tapping and line stopping services both in the United States and abroad, repair and replacement of steam turbines and other repair services.

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

                                           INNOVATIVE VALVE TECHNOLOGIES, INC.

Date: April 8, 1998                        By:/s/ WILLIAM E. HAYNES
                                                  WILLIAM E. HAYNES
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 8, 1998.

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

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     YEAR ENDED DECEMBER 31
                                          --------------------------------------------
                                               1995           1996           1997
                                          --------------  ------------  --------------
REVENUES................................  $    2,852,356  $  3,887,761  $   58,620,946
COST OF OPERATIONS......................       1,583,940     2,375,245      39,820,941
                                          --------------  ------------  --------------
          Gross profit..................       1,268,416     1,512,516      18,800,005
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES..............................       1,852,895     1,917,063      16,805,309
SPECIAL COMPENSATION EXPENSE............        --              38,048       7,613,386
                                          --------------  ------------  --------------
          Loss from operations..........        (584,479)     (442,595)     (5,618,690)
OTHER INCOME (EXPENSE):
     Patent defense costs...............        (880,068)      --             --
     Interest income (expense), net.....          10,181        27,703      (2,901,039)
     Other..............................         (50,126)          393          (2,957)
                                          --------------  ------------  --------------
                                                (920,013)       28,096      (2,903,996)
                                          --------------  ------------  --------------
LOSS BEFORE INCOME TAXES................      (1,504,492)     (414,499)     (8,522,686)
BENEFIT FOR INCOME TAXES................        --             --           (1,022,722)
                                          --------------  ------------  --------------
NET LOSS................................  $   (1,504,492) $   (414,499) $   (7,499,964)
                                          ==============  ============  ==============

NET LOSS BEFORE DIVIDENDS APPLICABLE TO
  PREFERRED STOCK.......................      (1,504,492)     (414,499)     (7,499,964)
PREFERRED STOCK DIVIDENDS...............         (41,123)     (191,854)       (156,957)
                                          --------------  ------------  --------------
NET LOSS APPLICABLE TO COMMON SHARES....  $   (1,545,615) $   (606,353) $   (7,656,921)
                                          ==============  ============  ==============
     Loss Per Share:
          Basic and Diluted.............  $        (1.17) $      (0.42) $        (2.25)
                                          ==============  ============  ==============
     Weighted average common shares
       outstanding -- Basic and
       Diluted..........................       1,320,439     1,441,135       3,397,980
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

                                            YEAR ENDED
                                        DECEMBER 31, 1997
                                        ------------------
Net Loss:
     As Reported.....................      $ (7,499,964)
     Pro forma.......................      $ (8,350,661)
Loss Per Share:
  Basic
     As Reported.....................      $      (2.25)
     Pro forma.......................      $      (2.50)

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

     Interest expense has been allocated to discontinued operations based on the ratio of net assets of discontinued operations to consolidated net assets. Interest expense of $163,431, $245,057, $208,491 and $75,966 has been allocated to discontinued operations in 1994, 1995, 1996 and the three months ended January 31, 1997, respectively. Interest payments for the Company were $552,095, $787,795, $735,632 and $164,826 in 1994, 1995, 1996 and the three months ended
January 31, 1997, respectively. In addition, certain additional compensation of $475,000 (Note 13), which will be paid from the assets of Harley Equipment, has been allocated to discontinued operations in 1996.

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