Form 10-Q
period 1998-03-31
INNOVATIVE VALVE TECHNOLOGIES INC
filed 1998-05-15
CIK 1036442

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

(MARK ONE)

    [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

    [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM ______________ TO _______________

                        COMMISSION FILE NUMBER: 000-23231

                            ------------------------

                      INNOVATIVE VALVE TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                    76-0530346
    (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

    2 Northpoint Drive, Suite 300                            77060
             HOUSTON, TEXAS                               (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (281) 925-0300

                                  ------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at May 15, 1998 was 8,723,338.

=============================================================================

                       INNOVATIVE VALVE TECHNOLOGIES, INC.

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998

                                      INDEX

                                                                          PAGE
                                                                          -----
Part I -- Financial Information ..........................................  2
  Item 1 -- Financial Statements .........................................  2
     General Information .................................................  2
     Unaudited Pro Forma Combined Statements of Operations for the
      Three Months Ended March 31, 1997 and 1998 .........................  3
     Notes to Pro Forma Combined Statements of Operations(Unaudited)......  4
     Consolidated Balance Sheets as of December 31, 1997 and
      March 31, 1998 (Unaudited)..........................................  5
     Consolidated Statements of Operations for the Three Months
      Ended March 31, 1997 and 1998 (Unaudited) ..........................  6
     Consolidated Statements of Cash Flows for the Three Months Ended
      March 31, 1997 and 1998 (Unaudited) ................................  7
     Notes to Consolidated Financial Statements (Unaudited) ..............  8
  Item 2 -- Management's Discussion and Analysis of Financial
     Condition and Results of Operations ................................. 11
Part II -- Other Information ............................................. 14
  Item 2 - Changes in Securities and Use of Proceeds...................... 14
  Item 6 - Exhibits and Reports on Form 8-K ....... ...................... 15

                      INNOVATIVE VALVE TECHNOLOGIES, INC.

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

GENERAL INFORMATION

Introduction to Pro Forma Combined Statements of Operations.

     Innovative Valve Technologies, Inc. ("Invatec" or the "Company") was incorporated in Delaware in March 1997 to create the leading single-source provider of comprehensive maintenance, repair, replacement and value-added distribution services for industrial valves and related process-system components throughout North America. Except for its purchase of an established business in July 1997, Invatec conducted no operations of its own prior to the closing on October 28, 1997 of (i) its initial public offering (the "IPO") of its common stock ("Common Stock"), (ii) its purchase of two established businesses and (iii) a merger (the "SSI Merger") in which The Safe Seal Company, Inc. ("SSI") became its subsidiary (Invatec, SSI and all businesses acquired as of the IPO are collectively referred to herein as the "Founding Companies"). Earlier in 1997, SSI had purchased three established businesses. SSI and its subsidiaries were affiliates of Invatec prior to the SSI Merger.

     Following the IPO, the Company acquired additional businesses in 1997 and the first quarter of 1998 (these businesses, together with the businesses acquired as of the IPO, are referred to herein as the "Acquired Businesses"). The Company accounted for the acquisitions of the Acquired Businesses in accordance with the purchase method of accounting.

   The accompanying pro forma combined statements of operations of the Company for the three months ended March 31, 1997 and 1998, respectively, include the combined operations of the Founding Companies from January 1, 1997 and the other Acquired Businesses from the date of their respective acquisition.

     The integration of the Acquired Businesses may present opportunities to reduce other costs through the elimination of duplicative functions and operating locations and the development of economies of scale. The Company cannot currently quantify these anticipated savings and expects these savings will be partially offset by incremental costs that the Company expects to incur, but also cannot currently quantify accurately. The unaudited pro forma combined financial information herein reflects neither unquantifiable expected savings nor unquantifiable expected incremental costs. The pro forma adjustments are based on preliminary estimates, available information and certain assumptions that management deems appropriate.

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                UNAUDITED PRO FORMA COMBINED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

These pro forma combined financial statements should be read in conjunction with the unaudited interim historical consolidated financial statements of the Company included elsewhere in this report.

                                                             THREE MONTHS
                                                             ENDED MARCH 31
                                                       ----------------- ------
                                                          1997          1998
                                                        Pro forma
                                                       -----------   ----------

REVENUES .........................................      $ 22,307       $ 33,504
COST OF OPERATIONS ...............................        15,981         22,548
                                                        --------       --------
     Gross profit ................................         6,326         10,956
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES .......................................         5,478          8,059
                                                        --------       --------
     Income from operations ......................           848          2,897
OTHER INCOME (EXPENSE):
     Interest, net ...............................           (83)          (709)
     Other .......................................             8             13
                                                        --------       --------
INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES ...................................           773          2,201
PROVISION FOR INCOME TAXES .......................           332            946
                                                        --------       --------
INCOME FROM CONTINUING OPERATIONS ................      $    441       $  1,255
                                                        --------       --------
EARNINGS PER SHARE - BASIC .......................      $   0.06       $   0.16
                                                        ========       ========
EARNINGS PER SHARE - DILUTED .....................      $   0.06       $   0.15
                                                        ========       ========
WEIGHTED AVERAGE SHARES

 OUTSTANDING - BASIC .............................         7,824          8,029
                                                        ========       ========
WEIGHTED AVERGE SHARES

  OUTSTANDING - DILUTED ..........................         7,900          8,685
                                                        ========       ========




     The accompanying notes are an integral part of these pro forma combined statements.

NOTES TO UNAUDITED PRO FORMA COMBINED STATEMENTS OF OPERATIONS:

        The unaudited pro forma combined statements of operations present historical information as adjusted to give effect to the following 1997 events and transactions as if they had occurred on January 1, 1997: (i) the SSI Merger;
(ii) the acquisitions of the Founding Companies and the financings thereof;
(iii) certain reverse stock splits of outstanding stock; (iv) the IPO and Invatec's application of its net proceeds therefrom; and (v) the issuance of shares of Common Stock to repay certain of the Company's indebtedness. The unaudited pro forma combined statements convert the results of operations of the Acquired Businesses whose historical fiscal periods were not on a calendar-year basis to a calendar-year basis and include pro forma adjustments consisting principally of the following: (i) the adjustments to selling, general and administrative expenses described below; (ii) adjustments for the effects of recording inventories on a first-in, first-out rather than on a last-in first-out basis;(iii) adjustments for pro forma goodwill amortization using a 40-year estimated life; (iv) eliminations of historical interest expense resulting from the application of proceeds from the IPO and the use of Common Stock to retire outstanding indebtedness; and (v) adjustments to federal and state income tax provisions.

        The unaudited pro forma combined statements of operations include pro forma adjustments to selling, general and administrative expenses to reflect:
(i)the decrease in salaries and benefits associated with certain owners and managers of the Acquired Businesses who were not employed by the Company after the acquisition of their Acquired Business and will not be replaced or agreed prospectively to the decrease prior to the acquisition of their Acquired Business; (ii) the elimination of certain excess administrative support service fees charged by the former parent company of one of the Acquired Businesses; and
(iii) the reversal of the special non-cash, non-recurring compensation expense attributable to stock awards made by SSI and Common Stock sales and option awards made by Invatec.

        The provision for income taxes included in the unaudited pro forma combined statement of operations for the three months ended March 31, 1997 is an estimate of the federal and state income taxes that would have been applicable to the Company had it acquired all the Founding Companies on January 1, 1997. The tax rates indicated by this provision differs from statutory federal and state rates primarily because a portion of the amortization goodwill arising from the acquisitions is not deductible for tax purposes.

        The computation of pro forma earnings per share for the three months ended March 31, 1997 is based upon 7,899,554 weighted average shares outstanding, common and common equivalent shares, which include (i)7,824,176 shares issued and outstanding for the entire three month period and (ii) 75,378 shares representing the dilution attributable to outstanding options to purchase the Company's Common Stock, using the treasury stock method.

        The unaudited pro forma combined financial information may not be comparable to and may not be indicative of the Company's future results of operations because the Founding Companies were not under common control or management throughout the period presented.

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                           DECEMBER 31,         MARCH 31,
                                               1997               1998
                                           ------------      -------------
                                                              (UNAUDITED)
                 ASSETS
CURRENT ASSETS:
Cash....................................   $  2,544,450       $    365,094
Accounts receivable, net of allowance of
  $1,079,857 and $1,423,465.............     17,680,697         27,851,234
Inventories, net........................     15,987,765         20,996,852
Prepaid expenses and other current
  assets................................      1,171,090          1,763,520
Deferred tax asset......................      3,723,448          3,944,898
                                           ------------      -------------
          Total current assets..........     41,107,450         54,921,598
PROPERTY AND EQUIPMENT, net.............     11,474,701         16,279,083
GOODWILL, net...........................     48,387,981         81,128,397
PATENT COSTS, net.......................        682,436            675,064
OTHER NONCURRENT ASSETS, net............      3,780,115          3,916,521
                                           ------------      -------------
                                           $105,432,683       $156,920,663
                                           ============      =============

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt.........................   $  4,660,924       $      --
Current maturities of long-term debt....        304,310            642,113
Accounts payable and accrued expenses...     14,910,638         18,610,425
                                           ------------      -------------
          Total current liabilities.....     19,875,872         19,252,538

LONG-TERM DEBT, net.....................        318,911            321,555
CREDIT FACILITY.........................     11,750,000         50,127,800
CONVERTIBLE SUBORDINATED DEBT...........     12,493,178         12,916,928
OTHER LONG-TERM OBLIGATIONS.............      1,125,417          1,247,624
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock, $.001 par value,
       30,000,000 shares authorized,
       7,890,198 and 8,702,338 shares
       issued and outstanding...........          7,890              8,702
     Additional paid-in capital.........     70,212,035         82,141,828
     Retained deficit...................    (10,350,620)        (9,096,312)
                                           ------------      -------------
          Total stockholders' equity....     59,869,305         73,054,218
                                           ------------      -------------

                                           $105,432,683       $156,920,663
                                           ============      =============

   The accompanying notes are an integral part of these consolidated financial statements.

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                  THREE MONTHS
                                                 ENDED MARCH 31
                                          ---------------------------
                                              1997           1998
                                          ------------   ------------

REVENUES................................  $  6,944,997  $  33,504,037
COST OF OPERATIONS......................     4,750,866     22,548,216
                                          ------------  -------------
     Gross profit.......................     2,194,131     10,955,821
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES..............................     1,951,357      8,058,774
SPECIAL COMPENSATION EXPENSE ...........     2,605,005         --
                                          ------------  -------------
     Income (loss) from operations......    (2,362,231)     2,897,047
OTHER INCOME (EXPENSE):
     Interest expense, net..............      (342,699)      (709,490)
     Other..............................           (38)        12,983
                                          ------------  -------------
INCOME (LOSS) BEFORE INCOME TAXES.......    (2,704,968)     2,200,540
PROVISION (BENEFIT) FOR INCOME TAXES....      (549,416)       946,232
                                          ------------  -------------
NET INCOME (LOSS).......................  $ (2,155,552)  $  1,254,308
                                          ============  =============

NET INCOME (LOSS) BEFORE DIVIDENDS
  APPLICABLE TO PREFERRED STOCK.........  $ (2,155,552)  $  1,254,308
PREFERRED STOCK DIVIDENDS...............       (47,500)         --
                                          -------------  ------------
NET INCOME (LOSS) APPLICABLE TO COMMON
  SHARES................................  $ (2,203,052)  $  1,254,308
                                          =============  ============
EARNINGS PER SHARE - BASIC..............  $      (1.06)  $       0.16
                                          =============  ============
EARNINGS PER SHARE - DILUTED............  $      (1.06)  $       0.15
                                          =============  ============
WEIGHTED AVERAGE SHARES

  OUTSTANDING - BASIC...................     2,087,941      8,029,092
                                          =============  ============
WEIGHTED AVERAGE SHARES

  OUTSTANDING - DILUTED.................     2,087,941      8,684,764
                                          =============  ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                             MARCH 31
                                                   -----------------------------
                                                          1997           1998
                                                   ------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income (loss) .........................   $ (2,155,552)   $  1,254,308
     Adjustments to reconcile net income
      (loss) to net cash used in
        operating activities --
       Depreciation and amortization ...........        141,949         736,916
       Special compensation expense ............      2,605,005            --
       Deferred taxes ..........................           --           241,778
       (Increase) decrease in --

          Accounts receivable ..................     (1,837,333)     (3,651,014)
          Inventories ..........................        131,026      (1,732,334)
          Prepaid expenses and other
              current assets ...................       (838,886)       (653,373)
          Other noncurrent assets ..............       (629,916)        766,418
       Increase (decrease) in --
          Accounts payable and accrued
              expenses .........................      1,616,525      (1,249,657)
                                                   ------------    ------------
             Net cash used in operating
                activities .....................       (967,182)     (4,286,958)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and
        equipment ..............................        (80,881)       (746,162)
    Business acquisitions, net of cash
        acquired of $39,250 and $185,094 .......    (10,186,417)    (30,674,244)
                                                   ------------    ------------
             Net cash used in investing
                activities .....................    (10,267,298)    (31,420,406)

CASH FLOWS FROM FINANCING ACTIVITIES:

     Borrowings of long-term debt ..............     10,743,245            --
     Repayments of long-term debt ..............           --          (151,208)
     Repayments of short-term debt .............           --        (4,660,924)
     Net borrowings on credit facility .........           --        38,377,800
     Payments on noncompete
        obligations ............................           --           (65,160)
     Proceeds from exercise of stock
          options ..............................           --            27,500
     Proceeds from exercise of common
        stock warrant ..........................        596,000            --
     Preferred stock dividends .................        (47,500)           --
                                                   ------------    ------------
             Net cash provided by
                financing activities ...........     11,291,745      33,528,008

NET INCREASE (DECREASE) IN CASH ................         57,265      (2,179,356)
CASH, beginning of period ......................        396,637       2,544,450
                                                   ------------    ------------
CASH, end of period ............................   $    453,902    $    365,094
                                                   ============    ============
SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash paid for interest ....................   $    342,699    $    397,244
     Cash paid for income taxes ................   $       --      $    333,111

              The accompanying notes are an integral part of these
                       consolidated financial statements.

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      BASIS OF PRESENTATION:

        Innovative Valve Technologies, Inc. ("Invatec") was incorporated in Delaware in March 1997 to create the leading single-source provider of comprehensive maintenance, repair, replacement and value-added distribution services for industrial valves and related process-system components throughout North America. Except for its purchase of an established business in July 1997, Invatec conducted no operations of its own prior to the closing on October 28, 1997 of (i) its initial public offering (the "IPO") of its common stock ("Common Stock"), (ii) its purchase of two established businesses and (iii) a merger (the "SSI Merger") in which The Safe Seal Company, Inc. ("SSI") became its subsidiary. Earlier in 1997, SSI had purchased three established businesses. SSI and its subsidiaries were affiliates of Invatec prior to the SSI Merger.

     For financial reporting purposes, SSI is presented as the "accounting acquirer" of the seven businesses it and Invatec purchased through the IPO closing date(collectively, the "Initial Acquired Businesses"), and, as used herein, the term "Company" means (i) SSI and its consolidated subsidiaries prior to October 31, 1997 and (ii)Invatec and its consolidated subsidiaries (including
SSI) on that date and thereafter.

        Following the IPO, the Company purchased four businesses in the fourth quarter of 1997 and three businesses in the first quarter of 1998 (these businesses, together with the Initial Acquired Businesses, are referred to herein as the "Acquired Businesses"). The Company is accounting for the acquisitions of the Aqcuired Businesses in accordance with the purchase method of accounting. The allocation of the purchase prices paid to the assets acquired and the liabilities assumed in the acquisitions of the Acquired Businesses has been recorded initially on the basis of preliminary estimates of fair value and may be revised as additional information concerning the valuation of those assets and liabilities becomes available. The accompanying historical consolidated statements of operations present historical information of the Company which gives effect to the acquisitions as of their respective acquisition dates.

        The consolidated financial statements herein have been prepared by the Company without audit, pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC") which permit certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles to be condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the interim periods ended March 31, 1997 and 1998.

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Operating results for interim periods are not necessarily indicative of the results for full years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Fluctuations in Operating Results" in
Item 2 of this Part I. Invatec's Annual Report on Form 10-K/A for the year ended December 31, 1997 (the "1997 10-K Report") includes the Company's consolidated financial statements and related notes for 1997.

2.    NEW ACCOUNTING PRONOUNCEMENT:

     Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" requires the presentation of comprehensive income in an entity's financial statements. Comprehensive income represents all changes in equity of an entity during the reporting period, including net income and charges directly to equity which are excluded from net income (such as additional minimum pension liability changes, currency translation adjustments, unrealized gains and losses on available for sale securities). The Company adopted this standard effective January 1, 1998. The adoption of this standard did not have a material impact on its consolidated financial statements. For the three month period ended March 31, 1998, there were no material items of comprehensive income other than net income.

3.  INCOME TAXES:

     Certain of the Acquired Businesses' were subject to the provisions of subchapter S of the Internal Revenue Code prior to their acquisition by the Company. Under these provisions, their former stockholders paid income taxes on their proportionate share of the earnings of these businesses. Because the stockholders were taxed directly, their businesses paid no federal income tax and only certain state income taxes.

     The Company files a consolidated federal income tax return that includes the operations of the Acquired Businesses for periods subsequent to their respective acquisition dates.

     The provision for income taxes included in the unaudited consolidated statement of operations for the three months ended March 31, 1997 differs from statutory federal and state rates primarily because of the partial recognition of certain net operating loss benefits carried forward by SSI.

               INNOVATIVE VALVE TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

4.  EARNINGS PER SHARE:

     The computation of net income per share of common stock for the interim periods presented is presented in accordance with SFAS No. 128 "Earnings Per Share" based on the following shares of Common Stock outstanding:

                                                           1997          1998
                                                           ----          ----

Issued and outstanding at January 1 ..............      1,481,919      7,890,198
Issued to acquire a business in the
   first quarter of 1998(weighted) ...............           --          134,638
Issued for stock options exercised
   and warrants exercised ........................        606,022          4,256
                                                        ---------      ---------
Weighted average shares outstanding
   - basic .......................................      2,087,941      8,029,092
Dilutive effect of shares issuable
 on conversion of convertible notes ..............           --          363,502
Dilutive effect of shares issuable
 on exercise of stock options ....................           --          292,170
                                                        ---------      ---------
Weighted average shares outstanding -
  diluted ........................................      2,087,941      8,684,764
                                                        =========      =========

The weighted average diluted earnings per share reflects the effect of convertible subordinated notes which were outstanding during the periods presented. The interest expense related to dilutive convertible subordinated notes was approximately $46,000.

5.    ACQUISITIONS:

        During the quarter ended March 31, 1998, the Company acquired three businesses for $30.4 million in cash and assumed debt, $0.4 million of convertible subordinated notes and 807,828 shares of Common Stock. Of the total purchase price paid for these acquisitions, $11 million has been allocated to the net assets acquired and the remaining $32 million has been recorded as goodwill. These acquisitions were accounted for as purchases and the accompanying balance sheet as of March 31, 1998 includes preliminary allocations of the respective purchase prices and are subject to final adjustment.

        The following table reflects, on an unaudited pro forma basis, certain results of the combined operations of the Company as if the IPO, the SSI Merger, the Company's acquisitions of Acquired Businesses in 1997 and the first quarter of 1998 and certain other events and transactions discussed in Note 1 had taken place on January 1, 1997.

        These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations the Company would have obtained had the acquisitions taken effect on January 1, 1997, has obtained since the dates of acquisition or may obtain in the future.

               INNOVATIVE VALVE TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

                                                               March 31,
                                                     ---------------------------
                                                          1997            1998
                                                       ---------        -------
                                                    (Unaudited and in thousands,
                                                        except per share data)

Revenues .......................................         $39,606         $39,315
Income before income taxes .....................             669           2,034
Net income .....................................             381           1,160
                                                         =======         =======
Earnings per share - basic .....................         $  0.04         $  0.13
                                                         =======         =======
Earnings per share - diluted ...................         $  0.04         $  0.13
                                                         =======         =======



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the historical consolidated and unaudited pro forma combined financial statements and the notes thereto which are included in Item 1 of this Part I. This report contains "forward-looking" statements that involve a number of risks, uncertainties and assumptions. No assurance can be given that actual results will not differ materially from these statements as a result of various factors. See "Factors That May Affect Future Results" in Item 1 of the 1997 10-K Report.

OVERVIEW

     The Company derives its revenue principally from (i) sales of industrial valves and related process-system components to its process-industry customers and commissions paid by the manufacturers of these products in connection with their direct sales of these products and (ii) performance of comprehensive, maintenance, repair, replacement and value-added distribution services of industrial valves, and related process-system components for its customers. Cost of operations consists principally of direct costs of valves and components sold, coupled with labor and overhead costs connected with the performance of repair services. Selling, general and administrative expenses consist principally of compensation and benefits payable to owners and to sales, management and administrative personnel, insurance, depreciation and amortization and other related expenses.

RESULTS OF OPERATIONS -- PRO FORMA COMBINED (Unaudited)

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

                                                    THREE MONTHS ENDED
                                                         MARCH 31
                                          --------------------------------------
                                                 1997                 1998
                                          ----------------    ------------------
                                                     (IN THOUSANDS)

Revenues ...............................  $ 22,307   100.0%   $ 33,504   100.0%
Cost of operations .....................    15,981    71.6      22,548    67.3
                                          --------   -----    --------   -----
Gross profit ...........................     6,326    28.4      10,956    32.7
Selling, general and administrative
  expenses .............................     5,478    24.6       8,059    24.1
                                          --------   -----    --------   -----
Income from operations .................  $    848     3.8    $  2,897     8.6

Interest expense, net ..................       (83)   (0.3)       (709)   (2.1)
Other income ...........................         8    --            13    --
                                          --------   -----    --------   -----
Income from operations before income
   taxes ...............................  $    773     3.5%   $  2,201     6.5%
                                          ========   =====    ========   =====

THREE MONTHS ENDED MARCH 31

     REVENUES -- Revenues increased $11.2 million, or 50%, from $22.3 million in the three months ended March 31, 1997 to $33.5 million in the corresponding period in 1998. Approximately $9.4 million of this increase resulted from the inclusion in the 1998 period of the results of the businesses acquired during the fourth quarter of 1997 and the first quarter of 1998. The remaining increase of approximately $1.8 million was attributable to overall internal growth of the Initial Acquired Businesses, primarily related to a combined increase of $2.7 million at two repair and distribution businesses, offset by a decrease of approximately $0.7 million at one repair business.

     GROSS PROFIT -- Gross profit increased $4.6 million, or 73%, from $6.3 million in the three months ended March 31, 1997 to $11.0 million in the corresponding period in 1998, primarily as a result of the incremental gross margins generated in the 1998 period by the businesses acquired during the fourth quarter of 1997 and the first quarter of 1998. Approximately $0.7 million of this increase resulted from internal growth at one of the Company's repair and distribution businesses. As a percentage of revenues, gross profit increased to 33% in the three months ended March 31, 1998 from 28% in the same period in 1997. Approximately 1% of this increase is due to improved efficiencies among the Initial Acquired Businesses while the remaining 4% resulted from the inclusion of the incremental gross profit of the subsequent acquisitions.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -- Selling, general and administrative expenses increased $2.6 million, or 47%, from $5.5 million in the three months ended March 31, 1997 to $8.1 million in the corresponding period in 1998, primarily as a result of the incremental selling, general and administrative expenses in the 1998 period of the businesses acquired in the fourth quarter of 1997 and the first quarter of 1998. As a percentage of sales, selling, general and administrative expenses decreased from 25% in the first quarter of 1997 to 24% in the first quarter of 1998. While revenues of the Initial Acquired Businesses increased approximately 8% in 1998, the absolute dollars of their selling, general and administrative expenses during the first quarter of 1998 was essentially flat as compared to those expenses in the first quarter of 1997.

        INTEREST EXPENSE -- Interest expense increased $0.6 million, or 754%, from $0.1 million in the first quarter of 1997 to $0.7 million in the first quarter of 1998. This increase is primarily the result of borrowings under the Company's Credit Facility to fund the cash portion of the purchase prices paid for the businesses acquired during the fourth quarter of 1997 and the first quarter of 1998.

RESULTS OF OPERATIONS - HISTORICAL (Unaudited)

     The following table sets forth for the Company certain selected consolidated financial data and that data as a percentage of consolidated revenues for the periods indicated:

                                                        THREE MONTHS ENDED
                                                             MARCH 31
                                            ------------------------------------
                                                  1997                1998
                                            -------------------   --------------
                                                         (IN THOUSANDS)

Revenues ...................................  $ 6,945   100.0%   $33,504  100.0%
Cost of operations .........................    4,751    68.4     22,548   67.3
                                              -------   -----    -------  -----
Gross profit ...............................    2,194    31.6     10,956   32.7
Selling, general and administrative
  expenses .................................    1,951    28.1      8,059   24.1
Special compensation expense ...............    2,605    37.5       --     --
                                              -------   -----    -------  -----
Income (loss) from operations ..............  $(2,362)  (34.0)%  $ 2,897    8.6%
                                              =======   =====    =======  =====

THREE MONTHS ENDED MARCH 31

     REVENUES -- Revenues increased $26.6 million, or 382%, from $6.9 million in the three months ended March 31, 1997 to $33.5 million in the corresponding period in 1998. This increase primarily resulted from the inclusion in the 1998 period of the results of the businesses acquired during the fourth quarter of 1997 and the first quarter of 1998.

     GROSS PROFIT -- Gross profit increased $8.8 million, or 399%, from $2.2 million in the three months ended March 31, 1997 to $11.0 million in the corresponding period in 1998. This increase occurred principally as a result of the inclusion in the 1998 period of the incremental gross profit of the businesses acquired during the fourth quarter of 1997 and the first quarter of 1998. As a percentage of revenues, gross profit increased from 32% in the three months ended March 31, 1997 to 33% in the same period in 1998.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -- Selling, general and administrative expenses increased $6.1 million, or 313%, from $2.0 million in the three months ended March 31, 1997 to $8.1 million in the corresponding period in 1998. This increase primarily reflected the incremental selling, general and administrative expenses in the 1998 period of the businesses acquired during the fourth quarter of 1997 and the first quarter of 1998. As a percentage of revenues, these expenses decreased from 28% in the three months ended March 31, 1997 to 24% in the same period in 1998, primarily as a result of an essentially flat spending level being spread over a larger revenue base.

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

LIQUIDITY AND CAPITAL RESOURCES

     For the quarter ended March 31, 1998, the Company's operations used $4.3 million in cash primarily as a result of increased inventory and accounts receivable levels required to support the Company's internal sales growth programs. Capital expenditures during the period totaled $0.7 million. The majority of the capital expenditures were for the purchase of operating equipment for certain locations. Also, during the three months ended March 31, 1998, the Company had net borrowings of $38.4 million under its Credit Facility. These borrowings were primarily used to fund the cash portion of the purchase prices paid for the businesses acquired during the period.

    The Company's Credit Facility is a revolving credit facility of up to $60 million the Company may use for acquisitions and general corporate purposes. Invatec's present and future subsidiaries will guarantee the repayment of all amounts due under the facility, and the facility is secured by the capital stock of those subsidiaries and the Company's accounts receivable and inventories. The Credit Facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of cash dividends by Invatec, restricts the ability of the Company to incur other indebtedness and requires the Company to comply with certain financial covenants. It is scheduled to mature in September 2000. At March 31, 1998, $50.1 million of borrowings were outstanding under the Credit Facility.

    At March 31, 1998, the Company's capitalization included approximately $12.9 million aggregrate prinicipal amount of convertible subordinated notes due 2002-04 that bore a weighted average interest rate of 5.3%. The Company issued these notes as consideration in acquisitions of Acquired Businesses. These notes are convertible into Common Stock at an initial conversion price ranging from $16.90 to $22.52 per share.

   The Company anticipates that its cash flow from operations will provide cash in excess of the Company's normal working capital needs, debt service requirements and planned capital expenditures for property and equipment for at least the next several years.

        The Company intends to pursue attractive acquisition opportunities. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. The Company expects to fund future acquisitions through the public or private sales of equity or debt securities as well as through a combination of cash flow from operations, issuances of convertible debt securities, and borrowings under the Credit Facility. Management believes that in the event of additional cash needs required to support the acquisition program, the Company may need to seek additional financing through amendments to increase the borrowing capacity under the existing Credit Facility or the public or private sale of equity or debt securities. There can be no assurance that the Company could secure such financing if and when it is needed or on terms the Company deems acceptable.

                                    PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

        (a) In March 1998, Invatec issued 807,828 shares of Common Stock to the former owners of an Acquired Business as partial payment of the purchase price for that business. The sales of those shares of Common Stock were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof as transactions not involving any public offering.

        (b) In February, 1998, Invatec issued $0.4 million aggregate principal amount of its convertible subordinated notes to the former owners of an Acquired Business as partial payment of the purchase price for that business. The sales of those notes (and the underlying rights to shares of Common Stock) were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof as transactions not involving any public offering. The issuance of shares of Common Stock on conversion of those notes will be exempt from those requirements pursuant to Section 3(a)(9) of the Securities Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

         EXHIBIT
         NUMBER           DESCRIPTION

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

         2.5*         --  Stock Purchase Agreement dated as of February 26, 1997 by and among SSI and the stockholders of GSV, Inc.
                          (Form S-1 (Reg. No. 333-31617), Ex. 2.5).

         2.6*         --  Stock and Real Estate Purchase Agreement dated as of
                          May 22, 1997 by and among SSI, Plant Specialties,
                          Inc., and the stockholders named therein (Form S-1
                          (Reg. No. 333-31617), Ex. 2.6).

         2.7*         --  Agreement and Plan of Reorganization dated as of June
                          27, 1997 by and among the Company, Southern Valve
                          Service, Inc. and the other parties thereto (Form S-1
                          (Reg. No. 333-31617), Ex. 2.7).

         2.8*         --  Stock Redemption and Purchase Agreement dated as of
                          June 27, 1997 by and among the Company, Lee Roy
                          Jordan, Ralph Buffkin and 55 Leasing and Sales, Inc.
                          (Form S-1 (Reg. No. 333-31617), Ex. 2.8).

         2.9*         --  Agreement and Plan of Merger dated as of June 27, 1997 by and among the Company, IVT Acquisition, Inc. and SSI, as amended as of August 15, 1997 (Form S-1 (Reg.
                          No. 333-31617), Ex. 2.9).

         2.10*        --  Uniform Provisions for Acquisitions (incorporated into the agreements incorporated herein as Exhibits 2.3,
                          2.4 and 2.7) (Form S-1 (Reg. No. 333-31617), Ex.
                          2.10).

         2.11*        --  Merger Agreement dated as of December 17, 1997 by
                          and among the Company, DIVT Acquisition, LLC, Dalco,
                          Inc. and the stockholders named therein (Form 8-K dated December 17, 1997 (file No. 000-23231), Ex. 2).

         2.12*        --   Stock Purchase Agreement dated as of February 27,
                          1998 by and among the Company, Cypress Industries, Inc. and the Stockholders named therein (Form 8-K dated February 27, 1998 (File No. 000-23231), Ex. 2).

         2.13*        --  Merger Agreement, dated as of March 16, 1998, by and
                          among the Company, IPSCO Acquisition, Inc., IPS
                          Holding, Ltd. ("IPS") and the subsidiaries and stockholders of IPS named therein (Form 8-K dated
                          March 16, 1998 (File No. 000-23231), Ex. 2). Pursuant
                          to Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to the agreements filed or incorporated by reference as Exhibits 2.1 through 2.13 (all of which are listed therein) have been omitted. Invatec hereby agrees to furnish supplementally a copy of any such omitted item to the SEC on request.

         3.1*         --  Certificate of Incorporation of the Company (Form S-1
                          (Reg. No. 333-31617), Ex. 3.1).

         3.2*         --  Bylaws of the Company (Form S-1 (Reg. No. 333-31617),
                          Ex. 3.2).


        27.1          --  Financial Data Schedule.

*        Incorporated by reference to the filing indicated.

        (b) Reports on Form 8-K.

            -- The Company filed a Current Report on Form 8-K dated February 27, 1998 to report the acquisition of Cypress Industries, Inc.("Cypress"), which incorporated by reference (A) the balance sheet of Cypress at December 31, 1997, (B) the statements of income and cash flows of Cypress for the year ended December 31, 1997, and (C) the statement of shareholders' equity for the year ended December 31, 1997.

            -- The Company filed a Current Report on Form 8-K dated March 16,
               1998 to report the acquisition of IPS Holding, Ltd. ("IPSCO"), which incorporated by reference (A) the consolidated balance sheets of IPSCO at March 31, 1997 and February 28, 1998, (B) the consolidated statements of operations and cash flows for the year ended March 31, 1997 and the eleven months ended February 28, 1998, and (C) the consolidated statements of stockholders' equity for the year ended March 31, 1997 and the eleven months ended February 28, 1998.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Innovative Valve Technologies, Inc., has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INNOVATIVE VALVE TECHNOLOGIES, INC.

                                                /s/ CHARLES F. SCHUGART
                                           CHIEF FINANCIAL OFFICER, SENIOR VICE
                                                       PRESIDENT --
                                                  CORPORATE DEVELOPMENT

Dated: May 15, 1998