Form 10-Q
period 1998-06-30
INNOVATIVE VALVE TECHNOLOGIES INC
filed 1998-08-14
CIK 1036442

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

(MARK ONE)

     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                       OR
     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM __________TO _________

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

                    ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at August 14, 1998 was 9,664,562.

                       INNOVATIVE VALVE TECHNOLOGIES, INC.

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998

                                      INDEX

                                                                            PAGE
                                                                            ----
Part I -- Financial Information ...........................................    2
 Item 1 -- Financial Statements ...........................................    2
  General Information .....................................................    2
  Unaudited Pro Forma Combined Statements of Operations
for the ...................................................................    3
Three Months and Six Months Ended June 30, 1997 and 1998
  Note to Unaudited Pro Forma Combined Statements of ......................    4
Operations
  Consolidated Balance Sheets as of December 31, 1997 and
    June 30, 1998 (Unaudited) .............................................    6
   Consolidated Statements of Operations for the Three Months
    and Six Months ended June 30, 1997 and 1998 (Unaudited) ...............    7
  Consolidated Statements of Cash Flows for the Six Months
    ended June 30, 1997 and 1998 (Unaudited) ..............................    8
  Notes to Consolidated Financial Statements (Unaudited) ..................    9
 Item 2 -- Management's Discussion and Analysis of
Financial .................................................................   13
  Condition and Results of Operations
Part II --  Other Information .............................................   17
 Item 4 -- Submission of Matters to a Vote of Security Holders ............   17
 Item 6 -- Exhibits and Reports on Form 8-K ...............................   19

                       INNOVATIVE VALVE TECHNOLOGIES, INC.

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

GENERAL INFORMATION

Introduction to Pro Forma Combined Statements of Operations.

     Innovative Valve Technologies, Inc. ("Invatec" or the "Company") was incorporated in Delaware in March 1997 to create the leading single-source provider of comprehensive maintenance, repair, replacement and value-added distribution services for industrial valves and related process-system components throughout North America. Except for its purchase of an established business in July 1997, Invatec conducted no operations of its own prior to the closing on October 28, 1997 of (i) its initial public offering (the "IPO") of its common stock ("Common Stock"), (ii) its purchase of two established businesses and (iii) a merger (the "SSI Merger") in which The Safe Seal Company, Inc. ("SSI") became its subsidiary (Invatec, SSI and all businesses acquired through the closing of the IPO are collectively referred to herein as the "Founding Companies"). Earlier in 1997, SSI had purchased three established businesses. SSI and its subsidiaries were affiliates of Invatec prior to the SSI Merger.

     Following the IPO, the Company acquired additional businesses in 1997 and the first half of 1998 (these businesses, together with the businesses acquired through the closing of the IPO, are referred to herein as the "Acquired Businesses"). The Company accounted for the acquisitions of the Acquired Businesses in accordance with the purchase method of accounting.

     The accompanying unaudited pro forma combined statements of operations of the Company for the three and six months ended June 30, 1997 and 1998, respectively, include the combined operations of the Founding Companies from January 1, 1997 and the other Acquired Businesses from their respective dates of acquisition.

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES UNAUDITED PRO FORMA COMBINED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

These unaudited pro forma combined financial statements should be read in conjunction with the unaudited interim historical consolidated financial statements of the Company elsewhere in this report.


                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                         JUNE 30                 JUNE 30
                                  ---------------------   ---------------------
                                     1997       1998        1997         1998
                                  Pro forma               Pro forma
                                   --------    --------    --------    --------

REVENUES .......................   $ 24,394    $ 40,367    $ 46,701    $ 73,871
COST OF OPERATIONS .............     16,210      27,308      32,191      49,856
                                   --------    --------    --------    --------
     Gross profit ..............      8,184      13,059      14,510      24,015
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES ........      6,229      11,423      11,707      19,482
                                   --------    --------    --------    --------
     Income from operations ....      1,955       1,636       2,803       4,533
OTHER INCOME (EXPENSE):
     Interest, net .............        (83)     (1,423)       (166)     (2,132)
     Other .....................         (4)         87           4          99
                                   --------    --------    --------    --------
     Total other ...............        (87)     (1,336)       (162)     (2,033)

INCOME BEFORE INCOME TAXES .....      1,868         300       2,641       2,500
PROVISION FOR INCOME TAXES .....        883         129       1,215       1,075
                                   --------    --------    --------    --------
NET INCOME .....................   $    985    $    171    $  1,426    $  1,425
                                   ========    ========    ========    ========
EARNINGS PER SHARE - BASIC .....   $   0.13    $   0.02    $   0.18    $   0.17
                                   ========    ========    ========    ========
EARNINGS PER SHARE - DILUTED ...   $   0.12    $   0.02    $   0.18    $   0.17
                                   ========    ========    ========    ========
WEIGHTED AVERAGE SHARES
  OUTSTANDING - BASIC ..........      7,822       8,716       7,822       8,375
                                   ========    ========    ========    ========

WEIGHTED AVERAGE SHARES
  OUTSTANDING - DILUTED ........      8,093       8,845       7,898       8,586
                                   ========    ========    ========    ========

The accompanying note is an integral part of these unaudited pro forma combined financial statements.

NOTE TO UNAUDITED PRO FORMA COMBINED STATEMENTS OF OPERATIONS:

     The unaudited pro forma combined statements of operations include the Company's historical consolidated information for the three months and six months ended June 30, 1998 and present the historical consolidated information for the corresponding periods in 1997 (with SSI as the "accounting acquirer"), as adjusted to give effect to the following 1997 events and transactions as if they had occurred on January 1, 1997: (i) the SSI Merger; (ii) the acquisitions of the Founding Companies and the financings thereof; (iii) certain reverse stock splits of outstanding stock; (iv) the IPO and the Company's application of the net proceeds therefrom; and (v) the issuance of shares of Common Stock to repay certain of the Company's indebtedness. The unaudited pro forma combined statements convert the results of operations of the Acquired Businesses whose historical fiscal periods were not on a calendar-year basis to a calendar-year basis and include pro forma adjustments consisting principally of the following:
(i) the adjustments to selling, general and administrative expenses described below; (ii) adjustments for the effects of recording inventories on a first-in, first-out rather than on a last-in, first-out basis;(iii) adjustments for pro forma goodwill amortization using a 40-year estimated life; (iv) eliminations of historical interest expense resulting from the application of proceeds from the IPO and the use of Common Stock to retire outstanding indebtedness; and (v) adjustments to federal and state income tax provisions.

     The unaudited pro forma combined statements of operations include pro forma adjustments to selling, general and administrative expenses to reflect: (i)the decrease in salaries and benefits associated with certain owners and managers of the Acquired Businesses who (a) were not employed by the Company after the acquisition of their Acquired Business and will not be replaced, or (b) agreed prospectively to the decrease prior to the acquisition of their Acquired Business; (ii) the elimination of certain excess administrative support service fees charged by the former parent company of one of the Acquired Businesses; and
(iii) the reversal of the special non-cash, non-recurring compensation expense attributable to stock awards made by SSI and Common Stock sales and option awards made by Invatec.

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

     The provision for income taxes included in the unaudited pro forma combined statement of operations for the three and six months ended June 30, 1997 is an estimate of the federal and state income taxes that would have been applicable to the Company had it acquired all the Founding Companies on January 1, 1997. The tax rates indicated by this provision differ from statutory federal and state rates primarily because a portion of the goodwill amortization arising from the acquisitions is not deductible for tax purposes.

     The computation of pro forma earnings per share for the three and six months ended June 30, 1997 is based on 8,092,849 and 7,897,871 weighted average shares outstanding common and common equivalent shares, respectively, which include (i) 7,821,732 shares issued and outstanding for the entire three-month and six-month periods, (ii) 76,139 shares representing the dilution attributable to outstanding options to purchase the Company's Common Stock, using the treasury stock method, and (iii) 194,978 shares representing the dilution attributable to convertible subordinated notes using the if-converted method for the three months ended June 30, 1997.

     The unaudited pro forma combined financial information may not be comparable to and may not be indicative of the Company's future results of operations because SSI and the Acquired Businesses were not under common control or management throughout the periods presented.

      INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                                                 DECEMBER 31,        JUNE 30,
                                                    1997              1998
                                                -------------     -------------
                                                                    (UNAUDITED)
             ASSETS
CURRENT ASSETS:
Cash .......................................    $   2,544,450     $     116,457
  Accounts receivable, net of
   allowance of $1,079,857 and $1,570,586...       17,680,697        31,372,129

  Inventories, net .........................       15,987,765        22,181,213
  Prepaid expenses and other
   current assets...........................        1,171,090         2,082,677
  Deferred tax asset .......................        3,723,448         3,808,947
                                                -------------     -------------
       Total current assets ................       41,107,450        59,561,423
PROPERTY AND EQUIPMENT, net ................       11,474,701        17,883,492
GOODWILL, net ..............................       48,387,981        88,575,446
OTHER NONCURRENT ASSETS, net ...............        4,462,551         4,819,976
                                                -------------     -------------
       TOTAL ASSETS ........................    $ 105,432,683     $ 170,840,337
                                                =============     =============
   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term debt ..........................    $   4,660,924     $        --
  Current maturities of long-term debt......          304,310           128,191
  Credit Facility ..........................             --          56,077,800
  Accounts payable and accrued expenses.....       14,910,638        21,582,883
                                                -------------     -------------
       Total current liabilities ...........       19,875,872        77,788,874

LONG-TERM DEBT, net ........................          318,911         1,070,873
CREDIT FACILITY ............................       11,750,000              --
CONVERTIBLE SUBORDINATED DEBT ..............       12,493,178        12,916,927
OTHER LONG-TERM OBLIGATIONS ................        1,125,417         1,500,764
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Common stock, $0.001 par value,
       30,000,000 shares authorized,
       7,890,198 and 9,223,542 shares
       issued and outstanding...............            7,890             9,223
     Additional paid-in capital ............       70,212,035        86,479,043
     Retained deficit ......................      (10,350,620)       (8,925,367)
                                                -------------     -------------
        Total stockholders' equity .........       59,869,305        77,562,899
                                                -------------     -------------
        TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY...............    $ 105,432,683     $ 170,840,337
                                                =============     =============

The accompanying notes are an integral part of these consolidated financial statements.

      INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                           JUNE 30                        JUNE 30
                                                ----------------------------    ----------------------------
                                                     1997            1998            1997            1998
                                                ------------    ------------    ------------    ------------
REVENUES ....................................   $ 12,814,638    $ 40,367,440    $ 19,759,635    $ 73,871,478
COST OF OPERATIONS ..........................      8,743,747      27,307,900      13,494,613      49,856,116
                                                ------------    ------------    ------------    ------------
  Gross profit ..............................      4,070,891      13,059,540       6,265,022      24,015,362
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES ...................      2,965,967      11,423,158       4,917,324      19,481,930
SPECIAL COMPENSATION EXPENSE ................           --              --         2,605,005            --
                                                ------------    ------------    ------------    ------------
  Income (loss) from operations .............      1,104,924       1,636,382      (1,257,307)      4,533,432
OTHER INCOME (EXPENSE):
  Interest expense, net .....................       (655,412)     (1,423,652)       (998,111)     (2,132,454)
  Other .....................................          2,281          87,172           2,243          99,468
                                                ------------    ------------    ------------    ------------
  Total Other ...............................       (653,131)     (1,336,480)       (995,868)     (2,032,986)
INCOME (LOSS) BEFORE INCOME TAXES ...........        451,793         299,902      (2,253,175)      2,500,446
PROVISION (BENEFIT) FOR INCOME TAXES ........        274,321         128,958        (275,095)      1,075,191
                                                ------------    ------------    ------------    ------------
NET INCOME (LOSS) ...........................   $    177,472    $    170,944    $ (1,978,080)   $  1,425,255
                                                ============    ============    ============    ============
NET INCOME (LOSS) BEFORE
DIVIDENDS APPLICABLE TO PREFERRED STOCK .....   $    177,472    $    170,944    $ (1,978,080)   $  1,425,255

PREFERRED STOCK DIVIDENDS ...................           --              --           (47,500)           --
                                                ------------    ------------    ------------    ------------
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES   $    177,472    $    170,944    $ (2,025,580)   $  1,425,255
                                                ============    ============    ============    ============
EARNINGS (LOSS) PER SHARE - BASIC ...........   $       0.07    $       0.02    $      (0.90)   $       0.17
                                                ============    ============    ============    ============
EARNINGS (LOSS)PER SHARE - DILUTED ..........   $       0.07    $       0.02    $      (0.90)   $       0.17
                                                ============    ============    ============    ============
WEIGHTED AVERAGE SHARES
  OUTSTANDING - BASIC .......................      2,419,338       8,716,415       2,241,564       8,374,666
                                                ============    ============    ============    ============
WEIGHTED AVERAGE SHARES
  OUTSTANDING - DILUTED .....................      2,419,338       8,845,210       2,241,564       8,586,051
                                                ============    ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

      INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                                   JUNE 30
                                                         ----------------------------
                                                             1997            1998
                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ...............................   $ (1,978,080)   $  1,425,255
     Adjustments to reconcile net income
     (loss) to net cash used in
     operating activities -
     Depreciation and amortization ...................        469,200       1,889,479
     Special compensation expense ....................      2,605,005            --
     Gain on sale of property and equipment ..........           --            (3,195)
     Deferred taxes ..................................           --           (30,955)
     (Increase) decrease in -
       Accounts receivable ...........................     (1,741,839)     (7,164,853)
       Inventories ...................................       (761,987)     (2,008,946)
       Prepaid expenses and other
          current assets .............................      1,186,376      (1,357,280)
       Other noncurrent assets .......................     (2,667,005)       (221,964)
     Increase (decrease) in -
       Accounts payable and accrued
             expenses ................................      3,458,788        (738,928)
       Payable to Innovative Valve
          Technologies, Inc. .........................     (1,453,897)           --
                                                         ------------    ------------
          Net cash used in operating
             Activities ..............................       (883,439)     (8,211,387)
                                                         ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of equipment .................           --           100,515
     Additions to property and
        equipment ....................................       (275,161)     (2,124,341)
     Business acquisitions, net of cash
        acquired of $135,109 and $335,519.............    (19,109,479)    (32,122,864)
                                                         ------------    ------------
          Net cash used in investing activities ......    (19,384,640)    (34,146,690)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings of long-term debt ....................     19,598,566         350,182
     Repayments of long-term debt ....................       (505,187)       (199,157)
     Repayments of short-term debt ...................           --        (4,660,924)

     Net borrowings under Credit Facility ............           --        44,327,800
     Payments on noncompete obligations ..............           --           (96,318)
     Proceeds from exercise of stock
        options ......................................           --           208,501
     Proceeds from exercise of common
        stock warrant ................................      1,216,855            --
     Preferred stock dividends .......................        (47,500)           --
                                                         ------------    ------------
          Net cash provided by
             financing activities ....................     20,262,734      39,930,084

NET DECREASE IN CASH .................................         (5,345)     (2,427,993)
CASH, beginning of period ............................        396,637       2,544,450
                                                         ------------    ------------
CASH, end of period ..................................   $    391,292    $    116,457
                                                         ============    ============
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest ..........................   $    415,975    $  1,874,374
     Cash paid for income taxes ......................   $       --      $  1,679,152

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

     Following the IPO, the Company purchased four businesses in the fourth quarter of 1997, three businesses in the first quarter of 1998 and two in the second quarter of 1998 (these businesses, together with the Initial Acquired Businesses, are referred to herein as the "Acquired Businesses"). The Company is accounting for the acquisitions of the Acquired Businesses in accordance with the purchase method of accounting. The allocation of the purchase prices paid to the assets acquired and the liabilities assumed in the acquisitions of the Acquired Businesses has been recorded initially on the basis of preliminary estimates of fair value and may be revised as additional information concerning the valuation of those assets and liabilities becomes available. The accompanying historical consolidated financial statements of operations present historical information of the Company which gives effect to the acquisitions as of their respective acquisition dates.

     The consolidated financial statements herein have been prepared by the Company without audit, pursuant to rules and regulations of the Securities and Exchange Commission which permit certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles to be condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not materially misleading, and the financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the interim periods ended June 30, 1997 and 1998.

   Operating results for interim periods are not necessarily indicative of the results for full years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Fluctuations in Operating Results" in
Item 2 of this Part I. Invatec's Annual Report on Form 10-K for the year ended December 31, 1997, as amended (the "1997 10-K Report"), includes the Company's consolidated financial statements and related notes for 1997.

               INNOVATIVE VALVE TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

2.   NEW ACCOUNTING PRONOUNCEMENT:

   Statement of Financial Accounting Standards ("SFAS") No. 130,
   "Reporting
Comprehensive Income" requires the presentation of comprehensive income in an entity's financial statements. Comprehensive income represents all changes in equity of an entity during the reporting period, including net income and charges directly to equity which are excluded from net income (such as additional minimum pension liability changes, currency translation adjustments and unrealized gains and losses on available for sale securities). The Company adopted this standard effective January 1, 1998. The adoption of SFAS No. 130 did not have a material impact on the Company's consolidated financial statements. For the three- and six-month periods ended June 30, 1998, there were no material items of comprehensive income other than net income.

3.   CREDIT FACILITY:

   The Company has a revolving credit facility (the "Credit Facility") of up to $90 million (as amended). Currently, the Company may use borrowings under the Credit Facility only for working capital purposes. Invatec's present and future subsidiaries will guarantee the repayment of all amounts due under the facility, and the facility is secured by the capital stock of those subsidiaries and the Company's accounts receivable and inventories. The Credit Facility prohibits the payment of cash dividends by Invatec, restricts the ability of the Company to incur other indebtedness and requires the Company to comply with certain financial covenants. It is scheduled to mature in June 2001.

   As of August 14, 1998, the Company was not in compliance with certain of its loan covenants under the Credit Facility. The Company has therefore classified amounts due under the Credit Facility as of June 30, 1998, as a current liability. The Company has obtained a waiver of the covenant violations for 30 days (terminating August 21, 1998) and is in the process of negotiating an amendment to the Credit Facility to address future compliance with these covenants. At August 14, 1998, approximately $65.9 million of borrowings were outstanding under the Credit Facility.

   Management believes that the Credit Facility will be amended within the next 60 days to bring the Company in compliance with the amended covenants. Management further believes that in the event that an amendment is not in place at the time the current waiver expires, additional waivers or extensions will be granted. However, there can be no assurance that such waivers or extensions will be obtained. In the event that the terms of the Credit Facility are not amended so that the Company is in compliance with that agreement, the Company would need to seek additional debt or equity financings to repay the amounts due under the Credit Facility.

4.  INCOME TAXES:

   Certain of the Acquired Businesses were subject to the provisions of subchapter S of the Internal Revenue Code prior to their acquisition by the Company. Under these provisions, their former stockholders paid income taxes on their proportionate share of the earnings of these businesses. Because the stockholders were taxed directly, their businesses paid no federal income tax and only certain state income taxes.

   The Company files a consolidated federal income tax return that includes the operations of the Acquired Businesses for periods subsequent to their respective acquisition dates.

   The provision for income taxes included in the unaudited consolidated statement of operations for the three and six months ended June 30, 1997 differs from statutory federal and state rates primarily because of the partial recognition of certain net operating loss benefits carried forward by SSI.

               INNOVATIVE VALVE TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

5.  EARNINGS (LOSS) PER SHARE:

     The computation of earnings (loss) per share of common stock for the interim periods is presented in accordance with SFAS No. 128, "Earnings Per Share," based on the following shares of Common Stock outstanding:

                                          Three Months Ended      Six Months Ended
                                              June 30                 June 30
                                        ---------------------   ---------------------
                                           1997       1998        1997        1998
                                        ---------   ---------   ---------   ---------
Issued and outstanding at January 1 .   1,481,919   7,890,198   1,481,919   7,890,198
Issued to acquire a business in the
   first quarter of 1998 (weighted) .        --       807,828        --       473,093
Issued for stock options exercised
   and warrants exercised ...........     937,419      18,389     759,645      11,375
                                        ---------   ---------   ---------   ---------
Weighted average shares
  outstanding - Basic ...............   2,419,338   8,716,415   2,241,564   8,374,666
Dilutive effect of shares issuable
    on exercise of stock options ....        --       128,795        --       211,385
                                        ---------   ---------   ---------   ---------
Weighted average shares
  outstanding - Diluted .............   2,419,338   8,845,210   2,241,564   8,586,051
                                        =========   =========   =========   =========

6.   ACQUISITIONS:

     During the quarter ended June 30, 1998, the Company acquired two businesses for $2.4 million in cash and assumed debt and 500,024 shares of Common Stock. Of the total purchase price paid for these acquisitions, $1.1 million has been allocated to the net assets acquired and the remaining $5.7 million has been recorded as goodwill. These acquisitions were accounted for as purchases and the accompanying balance sheet as of June 30, 1998 includes preliminary allocations of the respective purchase prices which are subject to final adjustment.

     For one business acquired during the quarter ended June 30, 1998, the Company guaranteed a Common Stock price target to the sellers at specified future dates. If the guaranteed price target is not met or exceeded, the Company is required, at the option of the Company, to either issue additional shares of Common Stock or pay additional funds to the sellers for the difference between the price at the acquisition date and the guaranteed price target. Using the Common Stock price at August 13, 1998 ($3.625), the total additional consideration would be $1,000,048. The net present value of the price guarantee is reflected in the accompanying balance sheet at June 30, 1998. This guarantee is subject to adjustment within the next twelve months.

     The following table reflects, on an unaudited pro forma basis, certain results of the combined operations of the Company as if the IPO, the SSI Merger, the Company's acquisitions of Acquired Businesses in 1997 and the

               INNOVATIVE VALVE TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

first and second quarters of 1998 and certain other events and transactions discussed in Note 1 had taken place on January 1, 1997. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations the Company would have obtained had the acquisitions taken effect on January 1, 1997, has obtained since the dates of acquisition or may obtain in the future.

                                                              June 30
                                                      -----------------------
                                                       1997             1998
                                                      -------          ------
                                                    (Unaudited and in thousands,
                                                        except per share data)

Revenues ......................................       $74,592         $82,321
Income before income taxes ....................         3,531           2,694
Net income ....................................         2,013           1,536
Earnings per share - basic ....................       $  0.22         $  0.17
Earnings per share - diluted ..................       $  0.22         $  0.16

7.   SUBSEQUENT EVENTS:

  In July 1998, the Company acquired four additional businesses providing services in the industrial valve services industry for total consideration (subject to certain adjustments) consisting of approximately $5.9 million in cash and assumed debt and 441,020 shares of Common Stock. The Company used borrowings under the Credit Facility to fund the cash portions of the purchase prices.

  For one of the businesses acquired in July 1998, the Company guaranteed to the sellers a Common Stock price target at a specified future date. If the guaranteed price target is not met or exceeded, the Company is required to issue additional shares of Common Stock and pay additional funds to the sellers for the difference between the price at the acquisition date and the guaranteed price target. Using the Common Stock price at August 13, 1998 ($3.625), the total additional consideration to the sellers on the specified future date would be $483,660 and 168,230 additional shares of Common Stock. This guarantee is subject to adjustment within the next twelve months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the historical consolidated and unaudited pro forma combined financial statements and the notes thereto which are included in Item 1 of this Part I. This report contains "forward-looking" statements that involve a number of risks, uncertainties and assumptions. No assurance can be given that actual results will not differ materially from these statements as a result of various factors. See "Factors That May Affect Future Results" in Item 1 of the Company's Annual Report on Form 10-K/A for the year ended December 31, 1997.

OVERVIEW

     The Company derives its revenues principally from (i) sales of industrial valves and related process-system components to its process-industry customers and commissions paid by the manufacturers of these products in connection with the Company's direct sales of these products and (ii) performance of comprehensive, maintenance, repair, services of industrial valves and related process-system components for its customers. Cost of operations consists principally of direct costs of valves and components sold, coupled with labor and overhead costs connected with the performance of repair services. Selling, general and administrative expenses consist principally of compensation and benefits payable to owners and to sales, management and administrative personnel, insurance, depreciation and amortization and other related expenses.


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

                                  THREE MONTHS ENDED                        SIX MONTHS ENDED
                                         JUNE 30                                 JUNE 30
                           ------------------------------------     -----------------------------------
                                   1997               1998                  1997            1998
                            -----------------------------------     -----------------------------------
                                       (IN THOUSANDS)                         (IN THOUSANDS)
Revenues ................   $ 24,394    100%   $ 40,367     100%    $ 46,701    100%   $ 73,871     100%
Cost of operations ......     16,210     66      27,308      68       32,191     69      49,856      68
                            --------    ---    --------    ----     --------    ---    --------    ----
Gross profit ............      8,184     34      13,059      32       14,510     31      24,015      32
Selling, general and
  administrative expenses      6,229     26      11,423      28       11,707     25      19,482      26
                            --------    ---    --------    ----     --------    ---    --------    ----
Income from operations ..      1,955      8       1,636       4        2,803      6       4,533       6

Interest expense, net ...        (83)   --       (1,423)     (3)        (166)   --       (2,132)     (3)
Other income (expense) ..         (4)   --           87    --              4    --           99    --
                            --------    ---    --------    ----     --------    ---    --------    ----
Income from operations
 before Income taxes ....   $  1,868      8%   $    300       1%    $  2,641      6%   $  2,500       3%
                            ========    ===    ========    ====     ========    ===    ========    ====

THREE MONTHS ENDED JUNE 30

     REVENUES -- Revenues increased $16.0 million, or 66%, from $24.4 million in the three months ended June 30, 1997 to $40.4 million in the corresponding period in 1998. Approximately $16.4 million of this increase primarily resulted from the inclusion in the 1998 period of the results of the businesses acquired during the fourth quarter of 1997 and the first quarter of 1998 ("the Acquisitions") offset slightly by a decrease in revenues at three of the Founding Companies. This decrease is primarily the result of cost deferral programs implemented by the companies' customers in response to a downturn in the industries they serve.

     GROSS PROFIT -- Gross profit increased $4.9 million, or 60%, from $8.2 million in the three months ended June 30, 1997 to $13.1 million in the corresponding period in 1998, primarily as a result of the incremental gross margins generated in the 1998 period by the Acquisitions. As a percentage of revenues, gross profit decreased to 32% in the three months ended June 30, 1998 from 34% in the same period in 1997. The decrease in gross profit percentage primarily resulted from certain relatively larger service jobs at two Acquired Businesses being competitively bid, resulting in lower than normal gross margins.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -- Selling, general and administrative expenses increased $ 5.2 million, or 83%, from $6.2 million in the three months ended June 30, 1997 to $11.4 million in the corresponding period in 1998, primarily as a result of the incremental selling, general and administrative expenses in the 1998 period of the Acquisitions. As a percentage of revenues, selling, general and administrative expenses increased from 26% in the second quarter of 1997 to 28% in the second quarter of 1998. For the Founding Companies, as a percentage of revenues, these expenses were 24% in the second quarter of 1998, down from 26% in the same period in 1997. These expenses for the Acquisitions were approximately 33% of revenues. This spending level, in actual dollars, for the acquisition is in line with historical spending levels. However, these expenses for the Acquisitions as a percentage of revenues are higher in the quarter ended June 30, 1998, as compared with the same period in 1997 as a result of lower revenue volumes in the 1998 period.

     INTEREST EXPENSE, NET -- Interest expense increased $1.3 million, or 1,614%, from $0.1 million in the second quarter of 1997 to $1.4 million in the second quarter of 1998. This increase is primarily the result of borrowings under the Company's Credit Facility to fund the cash portion of the purchase prices paid for the Acquisitions.

SIX MONTHS ENDED JUNE 30

     REVENUES -- Revenues increased $27.2 million, or 58%, from $46.7 million in the six months ended June 30, 1997, to $73.9 million in the corresponding period in 1998. Approximately $25.7 million of this increase resulted from the inclusion in the 1998 period of the results of the Acquisitions. The remaining increase of approximately $1.5 million was attributable to internal growth primarily in the first quarter of 1998.

     GROSS PROFIT -- Gross profit increased $9.5 million, or 66%, from $14.5 million in the six months ended June 30, 1997 to $24.0 million in the corresponding period in 1998, primarily as a result of the incremental gross margins generated in the 1998 period by the Acquisitions. As a percentage of revenues, gross profit increased to 33% in the six months ended June 30, 1998 from 31% in the same period in 1997. This overall 2% increase in gross margin as a percentage of revenues was the result of an increase of 4% due to the inclusion of the incremental gross profit of the Acquisitions offset by a 2% reduction in the gross profit percentage of the Founding Companies. The decrease in the gross profit percentage of the Founding Companies was primarily due to the relatively fixed nature of the cost of sales structure combined with a drop in revenues during the second quarter of 1998.

     SELLING, GENERAL, AND ADMINISTRATIVE -- Selling, general and administrative expenses increased $7.8 million, or 66%, from $11.7 million in the six months ended June 30, 1997 to $19.5 million in the corresponding period in 1998, primarily as a result of the incremental selling, general and administrative expenses of the Acquisitions. For the Founding Companies, selling, general and administrative expenses in the six months ended June 30, 1998 decreased approximately 11% as compared to the same period in 1997. As a percentage of revenues, selling, general and administrative expenses increased from 25% in the six months ended June 30, 1997 to 26% in the corresponding period in 1998. This overall 1% increase in these expenses as a percentage of revenues in 1998 resulted from the combination of an increase of 3% due to the incremental effect of including the selling, general and administrative expenses of the Acquisitions offset by a 2% decrease in these expenses as a percentage of revenues for the Founding Companies.

     INTEREST EXPENSE, NET -- Interest expense, net increased $2.0 million, or 1,184%, from $0.1 million in the six months ended June 30, 1997, to $2.1 million in the corresponding period in 1998. This increase is primarily the result of borrowings under the Company's Credit Facility to fund the cash portion of the purchase prices for the Acquisitions.

RESULTS OF OPERATIONS -- HISTORICAL (Unaudited)

     The following table sets forth for the Company certain selected consolidated financial data and that data as a percentage of consolidated revenues for the periods indicated:

                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                    JUNE 30                           JUNE 30
                       ------------------------------    ----------------------------------
                           1997               1998           1997                  1998
                       ------------------------------    ----------------------------------
                                 (IN THOUSANDS)                    (IN THOUSANDS)
Revenues ...........   $12,815   100%   $40,367   100%   $ 19,760     100%    $73,871   100%
Cost of operations .     8,744    68     27,308    68      13,495      68      49,856    68
                       -------   ---    -------   ---    --------    ----     -------   ---
Gross profit .......     4,071    32     13,059    32       6,265      32      24,015    32
Selling, general and
   administrative
   expenses ........     2,966    23     11,423    28       4,917      25      19,482    26
Special compensation
   expense .........      --     --        --     --        2,605      13        --     --
                       -------   ---    -------   ---    --------    ----     -------   ---
Income (loss) from
   Operations ......   $ 1,105     9%   $ 1,636     4%   $ (1,257)     (6)%   $ 4,533     6%
                       =======   ===    =======   ===    ========    ====     =======   ===

THREE MONTHS ENDED JUNE 30

     REVENUES -- Revenues increased $27.6 million, or 215%, from $ 12.8 million in the three months ended June 30, 1997 to $40.4 million in the corresponding period in 1998. This increase primarily resulted from the inclusion in the 1998 period of the results of the Acquired Businesses.

     GROSS PROFIT -- Gross profit increased $9.0 million, or 221%, from $ 4.1 million in the three months ended June 30, 1997 to $13.1 million in the corresponding period in 1998. This increase occurred principally as a result of the inclusion in the 1998 period of the incremental gross profit of the Acquired Businesses. As a percentage of revenues, gross profit remained essentially flat at 32%.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -- Selling, general and administrative expenses increased $8.4 million, or 285%, from $ 3.0 million in the three months ended June 30, 1997 to $11.4 million in the corresponding period in 1998. This increase primarily reflected the incremental selling, general and administrative expenses in the 1998 period of the Acquired Businesses. As a percentage of revenues, these expenses increased from 23% in the three months ended June 30, 1997 to 28% in the same period in 1998, primarily as a result of the inclusion of the results of the Acquisitions coupled with a decrease in the revenue base in the second quarter of 1998 compared with the same period in 1997.

SIX MONTHS ENDED JUNE 30

     REVENUES -- Revenues increased $54.1 million, or 274%, from $19.8 million in the six months ended June 30, 1997, to $73.9 million in the corresponding period in 1998. This increase primarily resulted from the inclusion in the 1998 period of the results of the Acquired Businesses.

     GROSS PROFIT -- Gross profit increased $17.7 million, or 283%, from $6.3 million in the six months ended June 30, 1997 to $24.0 million in the corresponding period in 1998, primarily as a result of the inclusion in the 1998 period of the incremental gross profit of the Acquired Businesses. As a percentage of revenues, gross profit remained relatively flat in 1998 as compared with 1997.

     SELLING, GENERAL AND ADMINISTRATIVE -- Selling, general and administrative expenses increased $14.6 million, or 296%, from $4.9 million in the six months ended June 30, 1997 to $19.5 million in the corresponding period in 1998, primarily as a result of the incremental selling, general, and administrative expenses in the 1998 period of the Acquired Businesses. As a percentage of revenues, selling, general and administrative expenses increased from 25% in the six months ended June 30, 1997, to 26% in the corresponding period in 1998. This increase primarily resulted from the inclusion of the results of the Acquired Businesses.

SPECIAL COMPENSATION EXPENSE

     In connection with the issuance of common stock to certain members of management and a management services provider, SSI recorded a $2.6 million non-cash, non-recurring charge in the six months ended June 30, 1997.

YEAR 2000 ISSUE

     The Company is reviewing its computer programs and systems to ensure that the programs and systems will function properly in the Year 2000 and beyond. In this process, the Company expects to replace some existing systems and upgrade others. The Company presently believes that, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems. The estimated costs of these efforts are not expected to be material to the Company's financial position or results of operations in any year.

FLUCTUATIONS IN OPERATING RESULTS

     The Company's results of operations may fluctuate significantly from quarter-to-quarter or year-to-year because of a number of factors, including the timing of future acquisitions, seasonal fluctuations in the demand for the Company's services and competitive factors. Accordingly, quarterly comparisons of the Company's revenues and operating results should not be relied on as an indication of future performance, and the results of any quarterly period may not be indicative of results to be expected for a full year.

LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended June 30, 1998, the Company's operations used $8.2 million in cash primarily as a result of increased accounts receivable and inventory levels attributable to the expected seasonal increase in the Company's sales. Capital expenditures during the period totaled $2.1 million. The majority of the capital expenditures were for the purchase of operating equipment for certain locations. Also, during the six months ended June 30, 1998, the Company had net borrowings of $44.3 million under its

Credit Facility. These borrowings were primarily used to fund the cash portion of the purchase prices paid for the businesses acquired during the period.

         The Company's Credit Facility is a revolving credit facility of up to $90 million. Currently, the Company may use borrowings under the Credit Facility only for working capital purposes. Invatec's subsidiaries have guaranteed the repayment of all amounts due under the facility, and the facility is secured by the capital stock of those subsidiaries and the Company's accounts receivable and inventories. The Credit Facility prohibits the payment of cash dividends by Invatec, restricts the ability of the Company to incur other indebtedness and requires the Company to comply with certain financial covenants.

   As of August 14, 1998, the Company was not in compliance with certain of its loan covenants under the Credit Facility. The Company has therefore classified amounts due under the Credit Facility as of June 30, 1998 as a current liability. The Company has obtained a waiver of the covenant violations for 30 days (terminating August 21, 1998) and is in the process of negotiating an amendment to the Credit Facility to address future compliance with these covenants. At August 14, 1998, approximately $65.9 million of borrowings were outstanding under the Credit Facility.

     Management believes that the Credit Facility will be amended within the next 60 days to bring the Company in compliance with the amended covenants. Management further believes that in the event that an amendment is not in place at the time the current waiver expires, additional waivers or extensions will be granted. However, there can be no assurances that such waivers or extensions will be obtained. In the event that the terms of the Credit Facility are not amended so that the Company is in compliance with that agreement, the Company would need to seek additional debt or equity financing to repay the amounts due under the Credit Facility.

     At June 30, 1998, the Company's capitalization included approximately $12.9 million aggregrate principal amount of convertible subordinated notes due 2002-04 that bore a weighted average interest rate of 5.3%. The Company issued these notes as partial consideration in acquisitions of Acquired Businesses. These notes are convertible into Common Stock at initial conversion prices ranging from $16.90 to $22.52 per share.

     Management believes that in the event of additional cash needs required to support the Company's working capital requirements, the Company may need to seek additional financing through amendments to increase the borrowing capacity under the existing Credit Facility or the public or private sale of equity or debt securities. There can be no assurance that the Company could secure such financing if and when it is needed or on terms the Company deems acceptable.

                         PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 22, 1998, the Company held its 1998 Annual Meeting of Stockholders. The matters voted on at the meeting and the results thereof are as follows:

     A.   Election of Class I Directors.

        Stockholders elected the persons listed below as Class I directors whose terms expire at the 2001 annual meeting of stockholders. Results by nominee were:

                             VOTED     VOTED
                              FOR     AGAINST   ABSTENTIONS
                           ---------  -------   -----------
        William E. Haynes  5,154,232   52,686       --
                           ---------  -------   -----------
        Arthur L. French   5,154,032   52,886       --

        There were no broker non-votes in connection with the election of Class I Directors.

        The Class II directors, whose terms expire at the 1999 annual meeting of stockholders, are Tommy E. Knight and Pierre R. Latour. The Class III directors, whose terms expire at the 2000 annual meeting of stockholders, are Michael A. Baker, Robert M. Chiste and T. Wayne Wren, Jr.

     B. Ratification of Appointment of Independent Public Accountants.

        Stockholders ratified the appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending December 31, 1998, with 5,183,693 shares voted for, 22,200 shares voted against, and 1,025 abstentions and [no] broker non-votes.



ITEM 5. OTHER INFORMATION.

NOTICE OF SHAREHOLDER PROPOSAL DEADLINE DATE

     Rule 14a-8 under the Securities and Exchange Act of 1934, as amended, specifies the requirements for timely submission of a stockholder proposal to be included in the Company's proxy statement for an annual or special meeting of stockholders. As set forth in the Company's proxy statement relating to its 1998 Annual Meeting of Stockholders, proposals stockholders intend to have included in the Company's proxy statement for the 1999 Annual Meeting of Stockholders should be received by the Company's Corporate Secretary by December 31, 1998.
If a stockholder desires to bring a matter before an annual or special meeting which is not the subject of a proposal timely submitted for inclusion in the Company's proxy statement, the stockholder must follow the procedures set forth in the Company's Bylaws.

     The Company's Bylaws provide generally that stockholder proposals for an annual meeting may be made by a stockholder only if (i) the stockholder is a stockholder of record and is entitled to vote at the meeting and (ii) the stockholder gives timely written notice of the proposal to the Corporate Secretary of the Company. In the case of the Company's 1999 Annual Meeting, to be timely, a stockholder's notice must be delivered to, or mailed and received at, the principal executive offices of the Company no later than February 21, 1999; provided, however, that, in the event the date of the annual meeting is not within 30 days before or 60 days after May 22, 1999, notice by the stockholder to be timely must be so delivered not later than the close of the business on the later of the 90th day prior to such annual meeting or the tenth day following the day on which public announcement of the date of such meeting is first made by the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
     (a)  Exhibits

      EXHIBIT
      NUMBER     DESCRIPTION


      2.1*   -- Stock Purchase Agreement dated as of December 28, 1996 by and
                Among The Safe Seal Company, Inc. ("SSI"), certain stockholders of Harley Industries, Inc. ("Harley") and Harley (Form S-1 (Reg. No. 333-31617), Ex. 2.1).

      2.2*   -- Stock Transfer Agreement dated as of January 24, 1997 by and among SSI, a stockholder of Harley, Harley and Harley Equipment Corporation (Form S-1 (Reg. No. 333- 31617), Ex. 2.2).

      2.3*   -- Stock Purchase Agreement entered into on June 23, 1997 by and among the Company, Puget Investments, Inc., Flickinger- Benicia Inc. and the stockholders named therein (Form S-1 (Reg. No. 333-31617), Ex. 2.3).

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

      2.8*   -- Stock Redemption and Purchase Agreement dated as of June 27,
                1997 by and among the Company, Lee Roy Jordan, Ralph Buffkin and 55 Leasing and Sales, Inc. (Form S- 1 (Reg. No. 333-31617), Ex. 2.8).

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

             -- Pursuant to Item 601(b)(2) of Regulation S-K, certain
                schedules and exhibits to the agreements filed or incorporated by reference as Exhibits 2.1 through 2.13 (all of which are listed therein) have been omitted. Invatec hereby agrees to furnish supplementally a copy of any such omitted item to the SEC on request.

      3.1*   -- Certificate of Incorporation of the Company (Form S-1 (Reg.
                No. 333-31617), Ex. 3.1).

      3.2*   -- Bylaws of the Company (Form S-1 (Reg. No. 333-31617), Ex.
                3.2).

      4.1 -- Loan Agreement, dated as of July 7, 1998, by and among the Company and Chase Bank of Texas, National Association, and the other lenders referred to therein.


      27.1   -- Financial Data Schedule.

---------------
*     Incorporated by reference to the filing indicated.

     (b) Reports on Form 8-K.


         None.

                            SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Innovative Valve Technologies, Inc., has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     INNOVATIVE VALVE TECHNOLOGIES, INC.


     /s/ Charles F. Schugart

     CHARLES F. SCHUGART
     CHIEF FINANCIAL OFFICER, SENIOR VICE
     PRESIDENT - CORPORATE DEVELOPMENT


Dated: August 14, 1998

                               INDEX TO EXHIBITS

      EXHIBIT
      NUMBER     DESCRIPTION


      2.1*   -- Stock Purchase Agreement dated as of December 28, 1996 by and
                Among The Safe Seal Company, Inc. ("SSI"), certain stockholders of Harley Industries, Inc. ("Harley") and Harley (Form S-1 (Reg. No. 333-31617), Ex. 2.1).

      2.2*   -- Stock Transfer Agreement dated as of January 24, 1997 by and among SSI, a stockholder of Harley, Harley and Harley Equipment Corporation (Form S-1 (Reg. No. 333- 31617), Ex. 2.2).

      2.3*   -- Stock Purchase Agreement entered into on June 23, 1997 by and among the Company, Puget Investments, Inc., Flickinger- Benicia Inc. and the stockholders named therein (Form S-1 (Reg. No. 333-31617), Ex. 2.3).

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

      2.8*   -- Stock Redemption and Purchase Agreement dated as of June 27,
                1997 by and among the Company, Lee Roy Jordan, Ralph Buffkin and 55 Leasing and Sales, Inc. (Form S- 1 (Reg. No. 333-31617), Ex. 2.8).

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

             -- Pursuant to Item 601(b)(2) of Regulation S-K, certain
                schedules and exhibits to the agreements filed or incorporated by reference as Exhibits 2.1 through 2.13 (all of which are listed therein) have been omitted. Invatec hereby agrees to furnish supplementally a copy of any such omitted item to the SEC on request.

      3.1*   -- Certificate of Incorporation of the Company (Form S-1 (Reg.
                No. 333-31617), Ex. 3.1).

      3.2*   -- Bylaws of the Company (Form S-1 (Reg. No. 333-31617), Ex.
                3.2).

      4.1 -- Loan Agreement, dated as of July 7, 1998, by and among the Company and Chase Bank of Texas, National Association, and the other lenders referred to therein


      27.1   -- Financial Data Schedule.

---------------
*     Incorporated by reference to the filing indicated.