Form 10-Q
period 1998-09-30
INNOVATIVE VALVE TECHNOLOGIES INC
filed 1998-11-17
CIK 1036442

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ------------------------

                                    FORM 10-Q

(MARK ONE)

      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                       OR
      [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________TO _________

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

                           ------------------------

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at November 13, 1998 was 9,664,562.

                       INNOVATIVE VALVE TECHNOLOGIES, INC.

              FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX

                                                                         PAGE
                                                                         -----
Part I -- Financial Information......................................        2
  Item 1 -- Financial Statements.....................................        2
   General Information...............................................        2
   Unaudited Pro Forma Combined Statements of Operations for the
     Three Months and Nine Months Ended September 30, 1997 and 1998..        3
   Note to Unaudited Pro Forma Combined Statements of Operations ....        4
   Consolidated Balance Sheets as of December 31, 1997 and
     September 30, 1998 (Unaudited)..................................        6
   Consolidated Statements of Operations for the Three Months and ...
  Nine Months Ended September 30, 1997 and 1998 (Unaudited)..........        7
   Consolidated Statements of Cash Flows for the Nine Months
     Ended September 30, 1997 and 1998 (Unaudited)...................        8
   Notes to Consolidated Financial Statements (Unaudited)............        9
  Item 2 -- Management's Discussion and Analysis of Financial
   Condition and Results of Operations...............................       13
Part II --  Other Information........................................       19
  Item 5 -- Other Information........................................       19
  Item 6 -- Exhibits and Reports on Form 8-K.........................       20

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

      Following the IPO, the Company acquired additional businesses in 1997 and the first three quarters of 1998 (these businesses, together with the Founding Companies, are referred to herein as the "Acquired Businesses"). The Company accounted for the acquisitions of the Acquired Businesses in accordance with the purchase method of accounting.

      The accompanying unaudited pro forma combined statements of operations of the Company for the three and nine months ended September 30, 1997 and 1998, respectively, include the combined operations of the Founding Companies from January 1, 1997 and the other Acquired Businesses from their respective dates of acquisition.

             INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES
            UNAUDITED PRO FORMA COMBINED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

These unaudited pro forma combined financial statements should be read in conjunction with the unaudited interim historical consolidated financial statements of the Company elsewhere in this report.

                                        THREE MONTHS ENDED       NINE MONTHS ENDED
                                          SEPTEMBER 30              SEPTEMBER 30
                                       --------------------     ----------------------
                                         1997                     1997
                                       PRO FORMA      1998      PRO FORMA    1998
                                       ---------    --------    ---------    ---------
REVENUES ...........................   $  21,432    $ 38,882    $  68,134    $ 112,753

COST OF OPERATIONS .................      14,665      26,619       46,857       76,475
                                       ---------    --------    ---------    ---------
     Gross profit ..................       6,767      12,263       21,277       36,278
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES .........................       6,133      12,111       17,840       31,593
NONRECURRING COSTS .................        --         2,190         --          2,190
                                       ---------    --------    ---------    ---------
     Income (loss) from operations .         634      (2,038)       3,437        2,495
OTHER INCOME (EXPENSE):
     Interest, net .................         (77)     (1,723)        (243)      (3,855)

     Other .........................          (4)        150         --            250
                                       ---------    --------    ---------    ---------
     Total other ...................         (81)     (1,573)        (243)      (3,605)

INCOME (LOSS) BEFORE INCOME TAXES ..         553      (3,611)       3,194       (1,110)
PROVISION (BENEFIT) FOR INCOME TAXES         241        (697)       1,456          378
                                       ---------    --------    ---------    ---------
NET INCOME (LOSS) ..................   $     312    $ (2,914)   $   1,738    $  (1,488)
                                       =========    ========    =========    =========
EARNINGS (LOSS)PER SHARE - BASIC ...   $    0.04    $  (0.30)   $    0.22    $   (0.17)
                                       =========    ========    =========    =========
EARNINGS (LOSS)PER SHARE - DILUTED .   $    0.04    $  (0.30)   $    0.22    $   (0.17)
                                       =========    ========    =========    =========
WEIGHTED AVERAGE SHARES
  OUTSTANDING - BASIC ..............       7,820       9,665        7,820        8,809
                                       =========    ========    =========    =========
WEIGHTED AVERAGE SHARES
  OUTSTANDING - DILUTED ............       7,896       9,665        7,896        8,809
                                       =========    ========    =========    =========

The accompanying note is an integral part of these unaudited pro forma combined financial statements.

NOTE TO UNAUDITED PRO FORMA COMBINED STATEMENTS OF OPERATIONS:

      The unaudited pro forma combined statements of operations include the Company's historical consolidated information for the three months and nine months ended September 30, 1998 and present the historical consolidated information for the corresponding periods in 1997 (with SSI as the "accounting acquirer"), as adjusted to give effect to the following 1997 events and transactions as if they had occurred on January 1, 1997: (i) the SSI Merger;
(ii) the acquisitions of the Founding Companies and the financings thereof;
(iii) certain reverse stock splits of outstanding stock; (iv) the IPO and the Company's application of the net proceeds therefrom; and (v) the issuance of shares of Common Stock to repay certain of the Company's indebtedness. The unaudited pro forma combined statements convert the results of operations of the Acquired Businesses whose historical fiscal periods were not on a calendar-year basis to a calendar-year basis and include pro forma adjustments consisting principally of the following: (i) the adjustments to selling, general and administrative expenses described below; (ii) adjustments for the effects of recording inventories on a first-in, first-out rather than on a last-in, first-out basis; (iii) adjustments for pro forma goodwill amortization using a 40-year estimated life; (iv) eliminations of historical interest expense resulting from the application of proceeds from the IPO and the use of Common Stock to retire outstanding indebtedness; and (v) adjustments to federal and state income tax provisions.

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

      The provision for income taxes included in the unaudited pro forma combined statement of operations for the three and nine months ended September 30, 1997 is an estimate of the federal and state income taxes that would have been applicable to the Company had it acquired all the Founding Companies on January 1, 1997. The tax rates indicated by this provision differ from statutory federal and state rates primarily because a portion of the goodwill amortization arising from the acquisitions is not deductible for tax purposes.

      The computation of pro forma earnings per share for the three and nine months ended September 30, 1997 is based on 7,896,059 weighted average shares outstanding common and common equivalent shares, which include (i) 7,819,920 shares issued and outstanding for the entire three-month and nine-month periods and (ii) 76,139 shares representing the dilution attributable to outstanding options to purchase the Company's Common Stock, using the treasury stock method.

      The unaudited pro forma combined financial information may not be comparable to and may not be indicative of the Company's future results of operations because SSI and the Acquired Businesses were not under common control or management throughout the periods presented.

             INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                  DECEMBER 31,    SEPTEMBER 30,
                                                     1997            1998
                                                 -------------    -------------
                                                                   (UNAUDITED)
                           ASSETS

CURRENT ASSETS:
Cash .........................................   $   2,544,450    $        --
     Accounts receivable, net of allowance
        of $1,079,857 and $1,643,231 .........      17,680,697       28,816,036
     Inventories, net ........................      15,987,765       25,463,121
     Prepaid expenses and other current
       assets ................................       1,171,090        2,961,036
     Deferred tax asset ......................       3,723,448        3,808,947
                                                 -------------    -------------
              Total current assets ...........      41,107,450       61,049,140
PROPERTY AND EQUIPMENT, net ..................      11,474,701       19,089,337
GOODWILL, net ................................      48,387,981      101,970,118
OTHER NONCURRENT ASSETS, net .................       4,462,551        3,881,753
                                                 -------------    -------------
              TOTAL ASSETS ...................   $ 105,432,683    $ 185,990,348
                                                 =============    =============
   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Short-term debt .........................   $   4,660,924    $        --
     Current maturities of long-term debt ....         304,310           59,460
     Credit Facility .........................            --         66,877,800
     Accounts payable and accrued expenses ...      14,910,638       20,787,907
                                                 -------------    -------------
              Total current liabilities ......      19,875,872       87,725,167

LONG-TERM DEBT, net ..........................         318,911        1,080,801
CREDIT FACILITY ..............................      11,750,000             --
CONVERTIBLE SUBORDINATED DEBT ................      12,493,178       12,916,929
OTHER LONG-TERM OBLIGATIONS ..................       1,125,417        1,362,796
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
         Common stock, $0.001 par value,
           30,000,000 shares authorized,
           7,890,198 and 9,664,562 shares
           issued and outstanding ............           7,890            9,665
         Additional paid-in capital ..........      70,212,035       94,734,181
         Retained deficit ....................     (10,350,620)     (11,839,191)
                                                 -------------    -------------
               Total stockholders' equity ....      59,869,305       82,904,655
                                                 -------------    -------------
               TOTAL LIABILITIES AND
                  STOCKHOLDERS' EQUITY .......   $ 105,432,683    $ 185,990,348
                                                 =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

             INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                         SEPTEMBER 30                   SEPTEMBER 30
                                 ----------------------------    -----------------------------
                                     1997            1998            1997             1998
                                 ------------    ------------    ------------    -------------
REVENUES .....................   $ 13,596,854    $ 38,881,382    $ 33,356,489    $ 112,752,859
COST OF OPERATIONS ...........      9,079,837      26,618,979      22,574,450       76,475,095
                                 ------------    ------------    ------------    -------------
     Gross profit ............      4,517,017      12,262,403      10,782,039       36,277,764
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES ....      3,190,190      12,111,362       8,107,514       31,593,294
SPECIAL COMPENSATION EXPENSE .           --              --         2,605,005             --
NONRECURRING COSTS ...........           --         2,189,599            --          2,189,599
                                 ------------    ------------    ------------    -------------
     Income (loss) from
        operations ...........      1,326,827      (2,038,558)         69,520        2,494,871
OTHER INCOME (EXPENSE):
     Interest expense, net ...       (669,820)     (1,722,375)     (1,667,932)      (3,855,517)
     Other ...................          3,694         149,890           5,937          250,045
                                 ------------    ------------    ------------    -------------
     Total Other .............       (666,126)     (1,572,485)     (1,661,995)      (3,605,472)
INCOME (LOSS) BEFORE INCOME
     TAXES ...................        660,701      (3,611,043)     (1,592,475)      (1,110,601)
PROVISION (BENEFIT) FOR INCOME
  TAXES ......................        278,162        (697,220)          3,067          377,970
                                 ------------    ------------    ------------    -------------
NET INCOME (LOSS) ............   $    382,539    $ (2,913,823)   $ (1,595,542)   $  (1,488,571)
                                 ============    ============    ============    =============
NET INCOME (LOSS) BEFORE
     DIVIDENDS APPLICABLE TO
     PREFERRED STOCK .........   $    382,539    $ (2,913,823)   $ (1,595,542)   $  (1,488,571)
PREFERRED STOCK DIVIDENDS ....        (95,000)           --          (142,500)            --
                                 ------------    ------------    ------------    -------------
NET INCOME (LOSS) APPLICABLE
     TO COMMON SHARES ........   $    287,539    $ (2,913,823)   $ (1,738,042)   $  (1,488,571)
                                 ============    ============    ============    =============
EARNINGS (LOSS) PER SHARE -
     BASIC ...................   $       0.12    $      (0.30)   $      (0.76)   $       (0.17)
                                 ============    ============    ============    =============
EARNINGS (LOSS)PER SHARE -
     DILUTED .................   $       0.12    $      (0.30)   $      (0.76)   $       (0.17)
                                 ============    ============    ============    =============
WEIGHTED AVERAGE SHARES
  OUTSTANDING - BASIC ........      2,419,338       9,664,562       2,301,473        8,809,356
                                 ============    ============    ============    =============
WEIGHTED AVERAGE SHARES
  OUTSTANDING - DILUTED ......      2,419,338       9,664,562       2,301,473        8,809,356
                                 ============    ============    ============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

             INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         NINE MONTHS ENDED
                                                            SEPTEMBER 30
                                                   ----------------------------
                                                       1997            1998
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss .................................   $ (1,595,542)   $ (1,488,571)
      Adjustments to reconcile net
         loss to net cash used in
         operating activities -
      Depreciation and amortization ............        919,946       3,119,407
      Special compensation expense .............      2,605,005            --
      Gain on sale of property and equipment ...           --           (18,430)
      Deferred taxes ...........................       (233,247)       (667,065)
      Nonrecurring costs  ......................           --         1,989,599
      (Increase) decrease in -
         Accounts receivable ...................     (1,562,966)     (2,722,234)
         Inventories ...........................       (774,840)     (4,382,122)
         Prepaid expenses and other
            current assets .....................        327,401      (1,439,617)
         Other noncurrent assets ...............          1,561      (1,706,215)
      Increase (decrease) in -
         Accounts payable and accrued
               expenses ........................       (506,206)     (3,220,773)
         Payable to Innovative Valve
            Technologies, Inc. .................     (1,107,750)           --
                                                   ------------    ------------
            Net cash used in operating
               activities ......................     (1,926,638)    (10,536,021)
                                                   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of equipment ..........         10,226         179,325
      Additions to property and
         equipment .............................       (434,488)     (3,474,440)

      Business acquisitions, net of cash
         acquired of $135,109 and $818,416 .....    (19,109,479)    (39,119,264)
                                                   ------------    ------------
            Net cash used in investing
               activities ......................    (19,533,741)    (42,414,379)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings of long-term debt .............     20,624,541         330,814
      Repayments of long-term debt .............       (540,365)       (484,944)
      Repayments of short-term debt ............           --        (4,660,924)
      Net borrowings under Credit Facility .....           --        55,127,800
      Payments on noncompete obligations .......        (85,118)       (115,293)
      Proceeds from exercise of stock
         options ...............................           --           208,497
      Proceeds from exercise of common
         stock warrant .........................      1,216,855            --
      Preferred stock dividends ................       (142,500)           --
                                                   ------------    ------------
            Net cash provided by
               financing activities ............     21,073,413      50,405,950

NET DECREASE IN CASH ...........................       (386,966)     (2,544,450)
CASH, beginning of period ......................        396,637       2,544,450
                                                   ------------    ------------
CASH, end of period ............................   $      9,671    $       --
                                                   ============    ============
SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid for interest ...................   $  1,211,424    $  3,366,665
      Cash paid for income taxes ...............   $     89,000    $  2,020,584

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

      For financial reporting purposes, SSI is presented as the "accounting acquirer" of the seven businesses it and Invatec purchased through the IPO closing date (collectively, the "Initial Acquired Businesses"), and, as used herein, the term "Company" means (i) SSI and its consolidated subsidiaries prior to October 31, 1997 and (ii) Invatec and its consolidated subsidiaries (including SSI) on that date and thereafter.

      Following the IPO, the Company purchased four businesses in the fourth quarter of 1997, three businesses in the first quarter of 1998, two in the second quarter of 1998 and four in the third quarter of 1998(these businesses, together with the Initial Acquired Businesses, are referred to herein as the "Acquired Businesses"). The Company is accounting for the acquisitions of the Acquired Businesses in accordance with the purchase method of accounting. The allocation of the purchase prices paid to the assets acquired and the liabilities assumed in the acquisitions of the Acquired Businesses has been recorded initially on the basis of preliminary estimates of fair value and may be revised as additional information concerning the valuation of those assets and liabilities becomes available. The accompanying historical consolidated financial statements of operations present historical information of the Company, which gives effect to the acquisitions as of their respective acquisition dates.

      The consolidated financial statements herein have been prepared by the Company without audit, pursuant to rules and regulations of the Securities and Exchange Commission which permit certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles to be condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not materially misleading, and the financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the interim periods ended September 30, 1997 and 1998.

    Operating results for interim periods are not necessarily indicative of the results for full years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Fluctuations in Operating Results" in
Item 2 of this Part I. Invatec's Annual Report on Form 10-K/A for the year ended December 31, 1997, as amended (the "1997 10-K Report"), includes the Company's consolidated financial statements and related notes for 1997.

               INNOVATIVE VALVE TECHNOLOGIES INC. AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

2.  NEW ACCOUNTING PRONOUNCEMENT:

    Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" requires the presentation of comprehensive income in an entity's financial statements. Comprehensive income represents all changes in equity of an entity during the reporting period, including net income and charges directly to equity which are excluded from net income (such as additional minimum pension liability changes, currency translation adjustments and unrealized gains and losses on available-for-sale securities). The Company adopted this standard effective January 1, 1998. The adoption of SFAS No. 130 did not have a material impact on the Company's consolidated financial statements. For the three- and nine-month periods ended September 30, 1998, there were no material items of comprehensive income other than net income.

3.   CREDIT FACILITY:

     The Company has a revolving credit facility (the "Credit Facility") of up to $90 million (as amended). Invatec's subsidiaries guarantee the repayment of all amounts due under the facility, and the facility is secured by the capital stock of those subsidiaries and all assets of the Company. The Credit Facility prohibits the payment of cash dividends by Invatec, restricts the ability of the Company to incur other indebtedness and requires the Company to comply with certain financial covenants. It is scheduled to mature in June 2001.

     As of November 13, 1998, the Company was not in compliance with certain of its loan covenants under the Credit Facility. The Company has therefore classified amounts due under the Credit Facility as of September 30, 1998, as a current liability. The Company has obtained waivers of the covenant violations (terminating November 19, 1998) and is in the process of negotiating an amendment to the Credit Facility to address future compliance with these covenants. The Company expects to have finalized the term sheet for such amendment by November 19, 1998 and to secure an additional waiver until the amendment is appropriately documented. At November 13, 1998, approximately $70.6 million of borrowings were outstanding under the Credit Facility.

     Management believes that the Credit Facility will be amended within the next 60 days to provide temporary covenant relief and permit the Company to make borrowings as may be needed to meet its forecasted working capital requirements. The Company expects the Credit Facility will be further amended in the first quarter of 1999 to provide for covenants the Company should be able to comply with thereafter. However, there can be no assurance that such amendments will be obtained. In the event that the terms of the Credit Facility are not amended so that the Company is in compliance with that agreement, the Company may need to seek replacement debt or equity financings to repay the amounts due under the Credit Facility. There can be no assurance that any such replacement financing would be available.

4.  NONRECURRING COSTS:

     Noncurring costs reflect approximately $1.4 million in write-offs of capitalized costs of abandoned projects, including a friction welding system and $0.8 million of accrued severance costs.

5.  INCOME TAXES:

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

             INNOVATIVE VALVE TECHNOLOGIES INC. AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

    The Company files a consolidated federal income tax return that includes the operations of the Acquired Businesses for periods subsequent to their respective acquisition dates.

    The provision for income taxes included in the unaudited consolidated statement of operations for the three and nine months ended September 30, 1997 differs from statutory federal and state rates primarily because of the partial recognition of certain net operating loss benefits carried forward by SSI.

6.  EARNINGS (LOSS) PER SHARE:

      The computation of earnings (loss) per share of Common Stock for the interim periods is presented in accordance with SFAS No. 128, "Earnings Per Share," based on the following shares of Common Stock outstanding:

                                        THREE MONTHS ENDED      NINE MONTHS ENDED
                                           SEPTEMBER 30             SEPTEMBER 30
                                        ---------------------   ---------------------
                                           1997        1998        1997        1998
                                        ---------   ---------   ---------   ---------
Issued and outstanding at January 1 .   1,481,919   7,890,198   1,481,919   7,890,198
Issued to acquire businesses in
  1998 (weighted) ...................        --     1,749,052        --       903,086
Issued for stock options exercised
   and warrants exercised ...........     937,419      25,312     819,554      16,072
                                        ---------   ---------   ---------   ---------
Weighted average shares outstanding -
   Basic ............................   2,419,338   9,664,562   2,301,473   8,809,356
Dilutive effect of shares issuable
   on exercise of stock options .....        --          --          --          --
                                        ---------   ---------   ---------   ---------
Weighted average shares outstanding -
   Diluted ..........................   2,419,338   9,664,562   2,301,473   8,809,356
                                        =========   =========   =========   =========

     Common Share equivalents including options to purchase 1,483,255 shares of Common Stock and $12.9 million of subordinated debt convertible into Common Shares at prices ranging between $16.90 and $22.20 per share, outstanding at September 30, 1998, were not included in the computation of diluted EPS as their effect on EPS was antidilutive.

7.    ACQUISITIONS:

      During the quarter ended September 30, 1998, the Company acquired four businesses for $5.9 million in cash and assumed debt and 441,020 shares of Common Stock. Of the total purchase price paid for these acquisitions, $6.0 million has been allocated to the net assets acquired and the remaining $6.9 million has been recorded as goodwill. These acquisitions were accounted for as purchases and the accompanying balance sheet as of September 30, 1998 includes preliminary allocations of the respective purchase prices which are subject to final adjustment.

      For three businesses acquired in 1998, the Company guaranteed Common Stock price targets to the sellers at specified future dates. If the guaranteed price targets are not met or exceeded, the Company is required to either issue additional shares of Common Stock or pay additional funds to the sellers for the difference between the price at the acquisition date and the guaranteed price targets. Using the Common Stock price at November 11, 1998,

             INNOVATIVE VALVE TECHNOLOGIES INC. AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

the total additional consideration would be approximately $5.2 million and 617,143 additional shares of Common Stock. The net present value of the price guarantees are reflected in the accompanying balance sheet at September 30, 1998. The additional consideration is payable to the sellers on the one year anniversary of the acquisition date.

      The following table reflects, on an unaudited pro forma basis, certain results of the combined operations of the Company as if the IPO, the SSI Merger, the Company's acquisitions of Acquired Businesses in 1997 and the first three quarters of 1998 and certain other events and transactions discussed in Note 1 had taken place on January 1, 1997. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations the Company would have obtained had the acquisitions taken effect on January 1, 1997, has obtained since the dates of acquisition or may obtain in the future.

                                                           SEPTEMBER 30
                                                     -----------------------
                                                        1997          1998
                                                     ---------     ---------
                                                   (UNAUDITED AND IN THOUSANDS,
                                                     EXCEPT PER SHARE DATA)

Revenues ........................................    $ 137,948       128,265
Income before income taxes ......................        4,965         1,348
Net income ......................................        2,830           768
Earnings per share - basic ......................    $    0.29     $    0.08
Earnings per share - diluted ....................    $    0.29     $    0.07

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

OVERVIEW

     The Company derives its revenues principally from (i) sales of industrial valves and related process-system components to its process-industry customers and commissions paid by the manufacturers of these products in connection with the Company's direct sales of these products and (ii) performance of comprehensive maintenance repair services of industrial valves and related process-system components for its customers. Costs of operations consist principally of direct costs of valves and components sold, coupled with labor and overhead costs connected with the performance of repair services. Selling, general and administrative expenses consist principally of compensation and benefits payable to owners and to sales, management and administrative personnel, insurance, depreciation and amortization and other related expenses.

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

                                    THREE MONTHS ENDED                      NINE MONTHS ENDED
                                       SEPTEMBER 30                            SEPTEMBER 30
                            -----------------------------------     ------------------------------------
                                  1997               1998                1997                1998
                            ---------------    ----------------     ---------------    -----------------
                                       (IN THOUSANDS)                         (IN THOUSANDS)

Revenues ................   $ 21,432    100%   $ 38,882     100%    $ 68,134    100%   $ 112,753     100%
Cost of operations ......     14,665     68      26,619      68       46,857     69       76,475      68
                            --------    ---    --------    ----     --------    ---    ---------    ----
Gross profit ............      6,767     32      12,263      32       21,277     31       36,278      32
Selling, general and
  administrative expenses      6,133     29      12,111      31       17,840     26       31,593      28
Nonrecurring costs ......       --      --        2,190       6         --      --         2,190       2
                            --------    ---    --------    ----     --------    ---    ---------    ----
Income (loss)from
  operations ............        634      3      (2,038)     (5)       3,437      5        2,495       2

Interest expense, net ...        (77)   --       (1,723)     (4)        (243)   --        (3,855)     (3)
Other income (expense) ..         (4)   --          150    --           --      --           250    --
                            --------    ---    --------    ----     --------    ---    ---------    ----
Income (loss)from
  operations before
  income taxes ..........   $    553      3%   $ (3,611)     (9)%   $  3,194      5%   $  (1,110)     (1)%
                            ========    ===    ========    ====     ========    ===    =========    ====

THREE MONTHS ENDED SEPTEMBER 30

      REVENUES -- Revenues increased $17.5 million, or 81%, from $21.4 million in the three months ended September 30, 1997 to $38.9 million in the corresponding period in 1998. Approximately $17.8 million of this increase primarily resulted from the inclusion in the 1998 period of the results of the businesses acquired during the fourth quarter of 1997 and the first three quarters of 1998 ("the Acquisitions") offset slightly by a decrease in revenues at three of the Founding Companies. This decrease is primarily the result of cost deferral programs implemented by the companies' customers in response to a downturn in the businesses of those customers.

      GROSS PROFIT -- Gross profit increased $5.5 million, or 81%, from $6.8 million in the three months ended September 30, 1997 to $12.3 million in the corresponding period in 1998, primarily as a result of the incremental gross margins generated in the 1998 period by the Acquisitions. As a percentage of revenues, gross profit remained constant at 32%.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -- Selling, general and administrative expenses increased $6.0 million, or 97%, from $6.1 million in the three months ended September 30, 1997 to $12.1 million in the corresponding period in 1998, primarily as a result of the incremental selling, general and administrative expenses in the 1998 period of the Acquisitions. As a percentage of revenues, selling, general and administrative expenses increased from 29% in the third quarter of 1997 to 31% in the third quarter of 1998. For the Founding Companies, as a percentage of revenues, these expenses were 27% in the third quarter of 1998, down from 29% in the same period in 1997. These expenses for the Acquisitions were approximately 35% of revenues. However, these expenses for the Acquisitions as a percentage of revenues are higher in the quarter ended September 30, 1998, as compared with the same period in 1997 as a result of lower revenue volumes in the 1998 period.

      INTEREST EXPENSE, NET -- Interest expense increased $1.6 million, or 2,138%, from $0.1 million in the third quarter of 1997 to $1.7 million in the third quarter of 1998. This increase is primarily the result of borrowings under the Company's Credit Facility to fund the cash portion of the purchase prices paid for the Acquisitions.

      NONRECURRING COSTS - Nonrecurring costs reflect approximately $1.4 million in write-offs of capitalized costs of abandoned projects, including a friction welding system and $0.8 million of accrued severance costs.

NINE MONTHS ENDED SEPTEMBER 30

      REVENUES -- Revenues increased $44.7 million, or 65%, from $68.1 million in the nine months ended September 30, 1997, to $112.8 million in the corresponding period in 1998. Approximately $44.2 million of this increase resulted from the inclusion in the 1998 period of the results of the Acquisitions. The remaining increase of approximately $0.5 million was attributable to internal growth of the Founding Companies in the first quarter of 1998.

      GROSS PROFIT -- Gross profit increased $15.0 million, or 71%, from $21.3 million in the nine months ended September 30, 1997 to $36.3 million in the corresponding period in 1998, primarily as a result of the incremental gross margins generated in the 1998 period by the Acquisitions. As a percentage of revenues, gross profit increased to 32% in the nine months ended September 30, 1998 from 31% in the same period in 1997. This overall 1% increase in gross margin as a percentage of revenues was primarily the result of the inclusion of the incremental gross profit of the Acquisitions, which are primarily off-line repair service operations and historically have generated higher gross profit levels than the Founding Companies.

      SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES -- Selling, general and administrative expenses increased $13.8 million, or 77%, from $17.8 million in the nine months ended September 30, 1997 to $31.6 million in the corresponding period in 1998, primarily as a result of the incremental selling, general and administrative expenses of the Acquisitions. As a percentage of revenues, selling, general and administrative expenses increased from 26% in the nine months ended September 30, 1997 to 28% in the corresponding period in 1998. This overall 2% increase in these expenses as a percentage of revenues in 1998 resulted from the incremental effect of including the selling, general and administrative expenses of the Acquisitions. For the Founding Companies, selling, general and administrative expenses in the nine months ended September 30, 1998 remained at 26%.

      NONRECURRING COSTS - Nonrecurring costs reflect approximately $1.4 million in write-offs of capitalized costs of abandoned projects, including a friction welding system and $0.8 million of accrued severance costs.

      INTEREST EXPENSE, NET -- Interest expense, net increased $3.6 million, or 1,486%, from $0.3 million in the nine months ended September 30, 1997, to $3.9 million in the corresponding period in 1998. This increase is primarily the result of borrowings under the Company's Credit Facility to fund the cash portion of the purchase prices for the Acquisitions.

RESULTS OF OPERATIONS -- HISTORICAL (Unaudited)

      The following table sets forth for the Company certain selected consolidated financial data and that data as a percentage of consolidated revenues for the periods indicated:

                                 THREE MONTHS ENDED                    NINE MONTHS ENDED
                                     SEPTEMBER 30                        SEPTEMBER 30
                           ---------------------------------     -------------------------------
                                1997               1998               1997            1998
                           -------------    ----------------     -------------    --------------
                                (IN THOUSANDS)                          (IN THOUSANDS)
Revenues ...............   $13,597   100%   $ 38,882     100%    $33,356   100%   $112,753   100%
Cost of operations .....     9,080    67      26,619      68      22,574    68      76,475    68
                           -------   ---    --------    ----     -------   ---    --------   ---
Gross profit ...........     4,517    33      12,263      32      10,782    32      36,278    32
Selling, general and
 administrative expenses     3,190    23      12,111      31       8,108    24      31,593    28
Nonrecurring expense ...      --     --        2,190       6        --     --        2,190     2
Special compensation
   expense .............      --     --         --      --         2,605     8        --     --
                           -------   ---    --------    ----     -------   ---    --------   ---
Income (loss) from
   Operations ..........   $ 1,327    10%   $ (2,038)     (5)%   $    69    --%   $  2,495     2%
                           =======   ===    ========    ====     =======   ===    ========   ===

THREE MONTHS ENDED SEPTEMBER 30

      REVENUES -- Revenues increased $25.3 million, or 186%, from $13.6 million in the three months ended September 30, 1997 to $38.9 million in the corresponding period in 1998. This increase primarily resulted from the inclusion in the 1998 period of the results of the Acquired Businesses.

      GROSS PROFIT -- Gross profit increased $7.8 million, or 171%, from $4.5 million in the three months ended September 30, 1997 to $12.3 million in the corresponding period in 1998. This increase occurred principally as a result of the inclusion in the 1998 period of the incremental gross profit of the Acquired Businesses. As a percentage of revenues, gross profit decreased slightly, primarily as a result of the relatively fixed nature of the cost of sales structure combined with a drop in revenues during the third quarter of 1998.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -- Selling, general and administrative expenses increased $8.9 million, or 280%, from $3.2 million in the three months ended September 30, 1997 to $12.1 million in the corresponding period in 1998. This increase primarily reflected the incremental selling, general and administrative expenses in the 1998 period of the Acquired Businesses. As a percentage of revenues, these expenses increased from 23% in the three months ended September 30, 1997 to 31% in the same period in 1998, primarily as a result of the inclusion of the results of the Acquired Businesses coupled with a decrease in the revenue base in the third quarter of 1998 compared with the same period in 1997.

      NONRECURRING COSTS - Nonrecurring costs reflect approximately $1.4 million in write-offs of capitalized costs of abandoned projects, including a friction welding system and $0.8 million of accrued severance costs.

NINE MONTHS ENDED SEPTEMBER 30

      REVENUES -- Revenues increased $79.4 million, or 238%, from $33.4 million in the nine months ended September 30, 1997, to $112.8 million in the corresponding period in 1998. This increase primarily resulted from the inclusion in the 1998 period of the results of the Acquired Businesses.

      GROSS PROFIT -- Gross profit increased $25.5 million, or 236%, from $10.8 million in the nine months ended September 30, 1997 to $36.3 million in the corresponding period in 1998, primarily as a result of the inclusion in the 1998 period of the incremental gross profit of the Acquired Businesses. As a percentage of revenues, gross profit remained relatively flat in 1998 as compared with 1997.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -- Selling, general and administrative expenses increased $23.5 million, or 290%, from $8.1 million in the nine months ended September 30, 1997 to $31.6 million in the corresponding period in 1998, primarily as a result of the incremental selling, general, and administrative expenses in the 1998 period of the Acquired Businesses. As a percentage of revenues, selling, general and administrative expenses increased from 24% in the nine months ended September 30, 1997, to 28% in the corresponding period in 1998. This increase primarily resulted from the inclusion of the results of the Acquired Businesses.

      NONRECURRING COSTS - Nonrecurring costs reflect approximately $1.4 million in write-offs of capitalized costs of abandoned projects, including a friction welding system and $0.8 million of accrued severance costs.

SPECIAL COMPENSATION EXPENSE

      In connection with the issuance of common stock to certain members of management and a management services provider, SSI recorded a $2.6 million non-cash, non-recurring charge in the nine months ended September 30, 1997.

FLUCTUATIONS IN OPERATING RESULTS

      The Company's results of operations may fluctuate significantly from quarter-to-quarter or year-to-year because of a number of factors, including the timing of acquisitions, seasonal fluctuations in the demand for the Company's services and competitive factors. Accordingly, quarterly comparisons of the Company's revenues and operating results should not be relied on as an indication of future performance, and the results of any quarterly period may not be indicative of results to be expected for a full year.

LIQUIDITY AND CAPITAL RESOURCES

      For the nine months ended September 30, 1998, the Company's operations used $10.5 million in cash primarily as a result of an increase in working capital. Approximately $7.3 million was used to fund an increase in level of working capital, $4.7 million of retirements of other debt, and $3.5 million in capital expenditures. Also, during the nine months ended September 30, 1998, the Company had net borrowings of $55.1 million under its Credit Facility. Of these borrowings, approximately $39.1 million were used to fund the cash portion of the purchase prices paid for the businesses acquired during the period.

            The Company's Credit Facility is a revolving credit facility of up to $90 million. Invatec's subsidiaries have guaranteed the repayment of all amounts due under the facility, and the facility is secured by the capital stock of those subsidiaries and all of the Company's assets. The Credit Facility prohibits the payment of cash dividends by Invatec, restricts the ability of the Company to incur other indebtedness and requires the Company to comply with certain financial covenants.

     As of November 13, 1998, the Company was not in compliance with certain of its loan covenants under the Credit Facility. The Company has therefore classified amounts due under the Credit Facility as of September 30, 1998 as a current liability. The Company has obtained waivers of the covenant violations (which terminate November 19, 1998) and is in the process of negotiating an amendment to the Credit Facility to address future compliance with these covenants. The Company expects to have finalized the term sheet for such amendment by November 19, 1998 and to secure an additional waiver until the amendment is appropriately documented. At November 13, 1998, approximately $70.6 million of borrowings were outstanding under the Credit Facility.

     Management believes that the Credit Facility will be amended within the next 60 days to provide temporary covenant relief and permit the Company to make borrowings as may be needed to meet its forecasted working capital requirements. The Company expects the Credit Facility will be further amended in the first quarter of 1999 to provide for covenants the Company should be able to comply with thereafter. However, there can be no assurances that amendments will be obtained. In the event that the terms of the Credit Facility are not amended so that the Company is in compliance with that agreement, the Company may need to seek replacement debt or equity financing to repay the amounts due under the Credit Facility. There can be no assurance that any such replacement financing would be available.

      At September 30, 1998, the Company's capitalization included approximately $12.9 million aggregate principal amount of convertible subordinated notes due 2002-04 that bore a weighted average interest rate of 5.3%. The Company issued these notes as partial consideration in acquisitions of certain Acquired Businesses. These notes are convertible into Common Stock at initial conversion prices ranging from $16.90 to $22.20 per share.

      For three businesses acquired in 1998, the Company guaranteed Common Stock price targets to the sellers at specified future dates. If the guaranteed price targets are not met or exceeded, the Company is required to either issue additional shares of Common Stock or pay additional funds to the sellers for the difference between the price at the acquisition date and the guaranteed price targets. Using the Common Stock price at November 11, 1998, the total additional consideration would be approximately $5.2 million and 617,143 additional shares of Common Stock. The additional consideration is payable to the sellers on the one year anniversary of the acquisition date.

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

YEAR 2000 ISSUE

      Many software applications, computer hardware and related equipment and systems that use embedded technology (such as microporessors) identify dates using only the last two digits of the year. These products and systems may be unable to distinguish between dates in the Year 2000 and dates in the year 1900. that inability (referred to as the "Year 2000" issue), if not addressed, could cause applications, equipment or systems to fail or provide incorrect information after December 31, 1999, or when using dates after December 31, 1999. This in turn could have an adverse effect on the Company due to the Company's direct dependence on its own applications, equipment and systems and indirect dependence on those of other entities which the Company must interact.

      The Company recognizes the need to ensure that its operations will not be adversely affected by Year 2000 system failures. Therefore, in 1998 the Company began addressing the Year 2000 issue in an effort to minimize the disruptions to the Company's business and potential Company liabilities that could result from Year 2000 system failures. The Company has been using its own employees and outside experts to identify Year 2000 compliance problems, assist in developing estimates for remediation and complete necessary remediation work, including reprogramming, replacement and testing of software for Year 2000 compliance.

      The Company currently has a plan in place to modify or replace portions of its administrative and operating software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter, providing management with consistent operational and financial information throughout the Company. The Company currently estimates that process should be completed by the third quarter of 1999. The Company has reviewed its own computer hardware and embedded technology systems that are material to its operations and concluded that those items will function properly in the Year 2000 and beyond or can be modified or replaced without any material expense or disruption of operations. Accordingly, the Company does not expect costs relating to Year 2000 remediation to have a material adverse effect on its results of operations or financial condition.

      A complete assessment of the Year 2000 issue will involve, among other things, efforts to obtain representations and assurances from third parties, including third-party vendors, that their hardware and equipment, embedded technology systems and software being used by or impacting the Company are or will be modified to be Year 2000 compliant. The Company has yet to begin its evaluation of the Year 2000 compliance of any third parties. As a result, management cannot predict the potential consequences if third parties are not Year 2000 compliant.

      Because the Company plans to address any significant Year 2000 issues before being affected by them, it has not developed a comprehensive contingency plan. However, if the Company identifies significant risks related to its Year 2000 compliance or its progress deviates from the anticipated program, the Company will develop contingency plans as necessary. Furthermore, although the Company does not anticipate any material adverse effect from Year 2000 failures, there is no guarantee of total compliance. Specific factors that give rise to uncertainty include failure to identify all susceptible systems, non-compliance by third parties whose systems and operations impact the Company, a possible loss of technical resources to perform the work and other similar uncertainties. Year 2000 noncompliance could result in a material disruption of the Company's operations, an interruption in its ability to collect amounts due from customers, loss of accurate accounting records and various of other difficulties. Depending on the length of noncompliance and system failure, any of these situations could have a material adverse impact on the Company's results of operations and financial position.

                              PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION


RECENT MANAGEMENT CHANGES

      On November 3, 1998, Invatec announced several management changes as follows:

      Mr. Charles F. Schugart has been appointed President. Mr. Schugart was formerly Invatec's Senior Vice President and Chief Financial Officer, and has been heavily involved in the Company's acquisition activities. He will now concentrate on improving the financial performance of Invatec's operating businesses.

      Mr. Douglas R. Harrington, Jr., has been promoted to Chief Financial Officer, succeeding Mr. Schugart. Mr. Harrington was formerly Invatec's Corporate Controller and Treasurer.

      Mr. Curry B. Walker, Vice President of Quality, Safety and Engineering, has assumed certain of the responsibilities formerly assigned to Denny A. Rigas (who was terminated in September 1998) and will assume additional responsibilities to support the marketing and partnering efforts of the Invatec companies.

      Mr. Pliny L. Olivier was appointed as Senior Vice President of Operations to address the implementation of synergistic opportunities.

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

        3.1       --  Certificate of Incorporation of the Company, as amended.

        3.2       --  Amended and Restated Bylaws of the Company.

        4.1       --  Loan Agreement, dated as of July 7, 1998, by and among the Company and Chase Bank of Texas, National Association.

        10.1      --  1997 Incentive Plan of the Company, as amended.

        27.1      --  Financial Data Schedule.

________________
*       Incorporated by reference to the filing indicated.

      (b) Reports on Form 8-K.


            None.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Innovative Valve Technologies, Inc., has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       INNOVATIVE VALVE TECHNOLOGIES, INC.


                         /S/ DOUGLAS R. HARRINGTON, JR.

                             DOUGLAS R. HARRINGTON, JR.
                             VICE PRESIDENT
                             CHIEF FINANCIAL OFFICER


Dated: November 13, 1998