Form 10-K405
period 1998-12-31
INNOVATIVE VALVE TECHNOLOGIES INC
filed 1999-04-01
CIK 1036442

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(Mark one) [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1998

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 29, 1999, there were 9,664,562 shares of common stock, par value $.001 per share, of the Registrant issued and outstanding, 6,213,381 of which, having an aggregate market value of $5,048,392, based on the closing price per share of the common stock of the Registrant reported on the Nasdaq National Market on that date, were held by non-affiliates of the Registrant. For purposes of the above statement only, all directors and executive officers of the Registrant are assumed to be affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement related to the Registrant's 1999 Annual Stockholders Meeting are incorporated by reference into Part III of this report.

================================================================================

                               TABLE OF CONTENTS

                                                 PAGE
                                                 ----
                       PART I
Item  1. Business.............................     1
Item  2. Properties...........................    14
Item  3. Legal Proceedings....................    14
Item  4. Submission of Matters to a Vote of
           Security Holders...................    14

                       PART II
Item  5. Market for Registrant's Common Equity
           and Related Stockholder Matters....    15
Item  6. Selected Financial Data..............    16
Item  7. Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations......................    16
Item 7A. Quantitative and Qualitative
           Disclosures About Market Risk......    20
Item  8. Financial Statements and
           Supplementary Data.................    21
Item  9. Changes in and Disagreements with
           Accountants on Accounting and
           Financial Disclosure...............    21

                      PART III
Item 10. Directors and Executive Officers of
           the Registrant.....................    21
Item 11. Executive Compensation...............    21
Item 12. Security Ownership of Certain
           Beneficial Owners and Management...    21
Item 13. Certain Relationships and Related
           Transactions.......................    21

                       PART IV
Item 14. Exhibits, Financial Statement
           Schedules, and Reports on Form
           8-K................................    21


                                     ( i )

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Innovative Valve Technologies, Inc. ("Invatec," and collectively with its operating subsidiaries, the "Company") was created to be the leading single-source provider of comprehensive maintenance, repair, replacement and value-added distribution services for industrial valves, piping systems and other process-system components (collectively, "repair and distribution services") throughout North America. To achieve this goal, Invatec conducted an aggressive acquisition program through the first half of 1998 and began implementing a national operating strategy it had designed to enhance internal growth, market share and profitability.

     Invatec was incorporated in Delaware on March 6, 1997. In October 1997, Invatec closed its initial public offering (the "IPO") of its Common Stock and simultaneously acquired seven established businesses (the "Initial Acquired Businesses") providing various repair and distribution services. Since then and through December 31, 1998, Invatec has acquired thirteen additional repair and distribution services businesses (the "Additional Acquired Businesses" and, together with the Initial Acquired Businesses, the "Acquired Businesses"). See "Businesses Acquired in 1998" elsewhere in this Item 1. The consideration paid for acquisitions made in 1998 consisted primarily of common stock of the Company and cash borrowed under the Company's $90 million credit facility with its bank lenders established in October 1997 (the "Old Credit Facility").

     The Acquired Businesses have been in business an average of 24 years, and the Company currently has 63 operating locations in the United States, two in Europe and one in the Middle East. Its principal executive offices are located at 2 Northpoint Drive, Suite 300, Houston, Texas 77060, and its telephone number at that address is (281) 925-0300.

RECENT DEVELOPMENTS

     The Company's customers consist primarily of refineries, chemical, petrochemical, power and pulp and paper plants, the businesses of which tend to be cyclical. Margins in those industries are highly sensitive to demand cycles, and the Company's customers in those industries have historically tended to delay capital projects, expensive turnarounds and other maintenance projects during slow periods. Commencing with the second quarter of 1998 and continuing into 1999, the Company's business was negatively impacted by significant slowdowns experienced by its customers in the petroleum refining, petrochemical, chemical, and pulp and paper industries.

     As a result of the above-described downturns affecting the Company's customers, the Company's level of business declined during 1998 and the Company's earnings for the last three quarters of 1998 fell significantly short of expectations. Consequently, this decline in earnings resulted in a severe reduction in the market price of the Company's Common Stock. Declining earnings also ultimately resulted in the Company defaulting on its Old Credit Facility as a result of failing to meet certain financial covenants which required specific levels of earnings in relation to debt. This default left the Company unable to borrow funds for acquisitions thereunder. The Company remained in default under the loan agreement from July 20, 1998 through March 25, 1999. The Company's acquisition program has been effectively suspended since July 1998 as a result of the low price of the Company's common stock and its inability to borrow funds under the Old Credit Facility. Invatec is obligated under certain price guarantee provisions of its acquisition agreements to issue a substantial number of additional shares of its Common Stock on the anniversary dates of those acquisitions. See "Businesses Acquired in 1998" elsewhere in this Item 1.

     The Company amended its Old Credit Facility on March 26, 1999 (the "New Credit Facility") to provide for a one year facility consisting of a $35 million stationary term component and up to a $45 million revolving line of credit from its existing bank group. The New Credit Facility prohibits the Company from making acquisitions and provides for increasingly high overall borrowing costs if the facility is not substantially reduced or replaced prior to July 1, 1999. As a result, the Company is currently seeking a significant equity infusion to enable it to reduce its debt, obtain a new credit facility on better terms and potentially resume its acquisition program on a scaled down, strategic basis. A significant equity infusion could have a substantially dilutive effect on existing shareholders. It is uncertain whether the Company's efforts to find new equity and debt financing will be successful or that if such efforts are successful the Company will have sufficient resources to resume its acquisition program. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Item 7 of this Report.

     Since the suspension of the Company's acquisition program, the Company has focused on efforts to cut costs and otherwise improve profitability. During 1998, the Company eliminated in excess of $5 million in annualized costs, including substantial corporate overhead. In 1999, the Company intends to continue its cost cutting program. This program is expected to include downsizing certain of its operations to fit the current level of business, consolidation of certain locations, consolidating marketing efforts currently conducted by different subsidiary companies and other potential improvements in operational efficiency. See "Business Strategies" elsewhere in this Item 1.

     Despite these cost cuts, the Company anticipates that it will be difficult to improve overall profitability in 1999 due to the high cost of funds under the New Credit Facility, unless it obtains a more favorable credit facility or business improves dramatically. The Company has not experienced any significant improvement in the level of its business during 1999. The Company cannot predict when or whether its business level will rebound. In addition, there can be no assurance that a further deterioration in the Company's business will not occur. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Item 7 of this Report.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     This report contains statements of management's plans and objectives and other "forward-looking statements" that involve a number of risks, uncertainties and assumptions. No assurance can be given that actual results will not differ materially from these statements as a result of various factors, including the factors set forth immediately above in "Recent Developments" and the following:

     The Company's ability to generate internal growth is dependent on its ability to (i) integrate its businesses into a cohesive, efficient enterprise,
(ii) expand the range of repair services of its businesses, (iii) leverage its relationships with customers in existing markets into work for those customers in other markets where they currently use the services of competitors and (iv) reduce overhead costs. The Company's ability to expand services will also depend upon its ability to attract and retain qualified operating management, service technicians and machinists in existing and new areas of operation.

     The Company performs a significant portion of its repair services in refineries, chemical plants and other industrial facilities that process, produce, store, transport or handle potentially hazardous substances, including highly corrosive, flammable or explosive substances kept at extremes of temperature and pressure. These services (i) include sealing leaks and repairing valves on process units operating under pressure, (ii) typically involve a combination of individuals and machinery operating in restricted work areas and
(iii) are subject to the usual hazards associated with providing on-site services in these types of facilities, such as pipeline leaks and ruptures, explosions, fires, oil and chemical spills, discharges or releases of toxic substances or gases. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage and may result in suspension of operations of all or part of the facility being serviced. If a catastrophic event occurs at a plant to which the Company provides services, the Company may have to defend itself against large claims. It maintains insurance coverage in the amounts and against the risks it believes accord with industry practice, but this insurance does not cover all types or amounts of liabilities. No assurance can be given that either (i) this insurance will be adequate to cover all losses or liabilities the Company may incur in its operations or (ii) the Company will be able to maintain insurance of the types or at levels it deems necessary or adequate or at rates it considers reasonable.

     The markets for the Company's repair and distribution services generally are highly competitive. Some of its competitors may have lower overhead cost structures and, consequently, may be able to provide their services at lower rates than the Company or require the Company to lower its gross margins.

     A wide range of federal, state and local regulations relating to health, safety and environmental matters apply to the Company's business. See "Governmental Regulation and Environmental Matters" elsewhere in this Item 1.
No assurance can be given the Company's compliance with current, amended, new or more stringent laws or regulations, stricter interpretations of existing laws or the future discovery of environmental conditions will not require additional, material expenditures by the Company.

     The success of the Company's operations will depend on the continuing efforts of its executive officers and the senior management of the Acquired Businesses. The business or prospects of the Company could be affected adversely if any of these persons do not continue in their respective management roles. The success of the Company's growth strategy generally, as well as the Company's current operations, will depend on the extent to which it is able to retain, recruit and train qualified sales personnel, service technicians and machinists who meet the Company's standards of service to customers.

     The success of the Company as a value-added distributor of new valves and other process-system components depends, in part, on its relationships with the Original Equipment Manufacturers ("OEMs") for which it distributes products.
In these relationships, the Company acts either as a sales representative on a commission basis for direct sales by the OEM to the end user or purchases products on a discounted basis for resale, generally on a value-added basis. OEMs typically exercise a great deal of control over their distributors. An OEM may assign a territory to a distributor on an exclusive or nonexclusive basis, refuse to assign additional territories to its distributors and reserve the right to sell directly to customers in an assigned territory. The typical distribution agreement is terminable at will on relatively short prior notice and restricts the ability of the distributor to offer similar products made by another OEM. The Company's business strategy has caused concern by some OEMs and could conflict with existing or future OEM distributor policies or programs. Actions taken by OEMs to exploit their bargaining positions with the Company could materially adversely affect the Company's ability to implement its growth strategies and maintain its existing distribution services business. See "Suppliers -- Relationships With OEMs" elsewhere in this Item 1.

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

INDUSTRY BACKGROUND

     OVERVIEW. Petroleum refineries, petrochemical, chemical plants, pulp and paper mills, electric and other utilities and other industrial process facilities use industrial valves to direct and regulate the flow of feedstocks, intermediates, products and fuels in their process piping systems. Industrial valves serve as mechanical control, blocking and pressure-relief devices in piping applications involving a myriad of liquids, gases, dry materials, slurries and other substances. The service environments for industrial valves range from relatively benign to severe, and the useful life of an industrial valve can range from several hours to 30 years or more depending on the severity of its service and other factors. These factors include the materials comprising the valve, the quality of its manufacture and the frequency and quality of its repair. Valves include rising stem valves ("RSVs"), such as globe, gate and diaphragm valves, and pressure safety, relief and safety-relief valves
("PRVs"). Process industries use PRVs to relieve excess pressure in process equipment, pressure vessels, boilers and pipelines in order to prevent explosions or other system damage. PRVs typically are designed to contain pressure up to a predetermined level (which is individually set for each valve) and then to open and relieve excess pressure in a controlled manner. Standard PRVs are self-operating and typically are spring loaded, while actuated PRVs typically are operated by a pilot controller that actuates the valve.

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

     OEMs of industrial valves generally sell their products through various independent distribution channels. Value-added distribution services include the assembly, testing, sealing and certification of PRVs and customizing original equipment to meet the customer's specifications.

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

     In the United States, end users, distributors and repair companies perform most repair and distribution services, while OEMs generally offer these services only on a limited basis. The Company believes that, as part of an overall emphasis on reducing operating costs, many end users are increasing their outsourcing of various non-revenue-producing activities, such as plant maintenance (including outsourcing of entire valve maintenance and management programs).

     MARKET ENVIRONMENT AND TRENDS. The Company provides service to end users in primarily the following three categories of process industries in the United States and Mexico: (i) petroleum refineries, petrochemical, chemical plants, and pulp and paper mills (process manufacturers); (ii) conventional and nuclear electric power plants and cogenerators and water and wastewater utilities (utilities); and (iii) crude oil and natural gas producers, gas processing plants and oil, gas and products pipelines (resource industries). These groups are characterized by severe service applications in their processes which require valves that can endure corrosive substances, flammable and explosive materials, high cycling rates and extremes of pressure and temperature. The Company believes economic conditions (generally and in these targeted groups), technological developments and health, safety and environmental concerns drive the markets for repair services and value-added distribution services in these groups. The Company's customers consist of process manufacturers, the businesses of which tend to be cyclical. Margins in those industries are highly sensitive to demand cycles and the Company's customers in those industries have historically tended to delay capital projects, expensive turnarounds and other maintenance projects during slow periods.

     Commencing with the second quarter of 1998 and continuing into 1999, the Company's business was negatively impacted by significant slowdowns experienced in the petroleum refining, petrochemical, chemical, and pulp and paper industries. As a result of the above-described downturns affecting the Company's customers, the Company's business declined during 1998. Although the power utilities business was relatively strong, it was not significant enough to offset the decline in other industries. In addition, the Company believes that increasing deregulation of utilities has resulted in some uncertainty in that business, which may temporarily adversely affect demand in that industry.

     Although the downturn has adversely affected virtually all of the Company's businesses, it has had a severe effect on the distribution side of the business which is driven more by spending on capital projects and large turnarounds. The Company has not yet experienced any significant improvement in the level of its distribution business during 1999. The Company cannot predict when or whether the level of its business will rebound. Any improvement will depend primarily on a rebound in the underlying business of its petroleum refining, petrochemical, chemical, and pulp and paper customers. Even prior to the downturn, the Company believes that for a number of years, many companies in these industries lengthened the period of time between turnarounds to minimize the economic costs associated with turnarounds and delayed construction of new plant facilities. In recent years, various factors have led companies in these industries to undertake capital expenditure programs to retool their existing process operations with newer and more cost efficient processes. The Company believes this trend has strengthened both the replacement market for industrial valves and the market for independent, comprehensive repair services.

     Since the Company's customers in targeted industries generally manufacture or produce commodities, they compete generally on the basis of price with each other and, in many cases, with overseas companies having lower-cost labor pools or raw material or other competitive advantages. The downward pressure this competition places on prices has led to the trend in these industries to attempt to achieve operating efficiencies as a means of preserving or enhancing operating margins while remaining competitive in their markets. Also contributing to this trend are various technological developments that enable these industries to reduce operating costs by modernizing existing process systems and other plant operations or replacing existing process systems with new, more efficient systems. For example, some industries have developed new process technologies requiring equipment to operate under higher pressures and thus entailing the replacement or pressure-resetting of installed PRVs. Similarly, automation of valve and other process control devices and computerized information management systems enable these industries to use a smaller work force to perform essential non-revenue-producing services, while the emergence of reliable independent service providers in areas such as valve repair service, inventory management and turnaround planning enables these industries increasingly to outsource these services, typically at a net savings. The Company believes that many companies in these industries have eliminated or severely reduced the size of their own maintenance crews and engineering staffs. In addition, in order to reduce the size of their purchasing departments and the costs of contract administration, these companies are trending towards using fewer in-house administrators overseeing a reduced number of vendors performing an increasing amount of services.

     Another factor driving certain of the Company's targeted industries towards spending for new valves and related products and new valve repair service technologies is the mandate of the federal Clean Air Act, as amended in 1990, that various process industries, including most of those the Company serves, (i) to minimize the occurrences of fugitive emissions from their process systems of certain volatile organic compounds or other hazardous air pollutants and (ii) to control the emissions that do occur. To achieve compliance with the applicable performance standards, federal and state regulations require the process industries covered thereby to establish leak detection and repair programs incorporating specified protocols.

BUSINESS STRATEGIES

     As a result of the downturn in the Company's business and its limited financial resources, the Company has focused on various short-term strategies to reduce costs and improve profitability. One of these strategies includes downsizing certain of its operations to fit its current level of business.

     The Company has 66 operating locations. The Company believes that it can decrease costs by combining certain locations and continue to service the customers from other nearby Company facilities without significantly affecting its business.

     Additionally, many of the Company's operating subsidiaries service the same customers using different sales and marketing staff. The Company believes there are opportunities to consolidate such sales and marketing efforts and significantly reduce related costs.

     Although the Company believes that it would be beneficial to conduct additional strategic acquisitions, it is unclear whether it will have the resources to do so in the foreseeable future. The Company believes that the downturn in its business has in most instances severely affected potential acquisition candidates so that there are many attractive acquisition opportunities. With the suspension of the Company's acquisition program, executive management will, however, have the opportunity to increase its focus on improving operations, including continued implementation of its national operating strategy described below.

     To enhance its market position as a leading national provider of repair and distribution services, the Company continues to implement its national operating strategy aimed at increasing internal growth and market share and enhancing profitability. These strategies focus on capitalizing on certain trends in the

Company's targeted industries, including increased outsourcing, reducing the number of vendors, and increasingly more stringent regulatory requirements applicable to process-system facilities.

     The principal elements of the Company's long-term national operating strategy are: (i) cross-selling repair and distribution services; (ii) capitalizing on the Company's geographic diversity to develop national and regional customer and OEM relationships; and (iii) achieving cost efficiencies and standardizing and implementing "best practices". See "Repair Services," "Distribution Services," "Operations" and "Sales and Marketing" elsewhere in this Item 1. Various factors may affect the extent to which the Company is able to implement this strategy successfully. See "Factors That May Affect Future Results" elsewhere in this Item 1.

BUSINESSES ACQUIRED IN 1998

     A description of the 1998 acquisition program follows.

     On February 27, 1998, the Company acquired Cypress Industries, Inc. ("Cypress"). The total purchase price for Cypress was approximately $17.0 million in cash and assumed debt. Cypress, through its three operating divisions, provides field machining, valve repair, specialized welding and babbit bearing repair services to its customers, which include the power utility industry, steel mills and other related industrial markets. Cypress is headquartered in Schaumburg, Illinois and has operating locations in Cincinnati, Ohio and Atlanta, Georgia.

     On March 16, 1998, the Company acquired IPS Holding, Ltd., and its direct and indirect subsidiaries, International Piping Services Company, IPSCO (U.K.) Limited, Mid-America Energies, Corp. and IPSCO-Florida, Inc. (collectively, "IPSCO"). The total purchase price for IPSCO was approximately $11.9 million in cash and assumed debt and 807,828 shares of Common Stock. IPSCO, with its headquarters in Downers Grove, Illinois and through its domestic operating locations in Florida, Illinois, New Jersey, North Carolina and Texas and its international operations in England, Germany and United Arab Emirates, provides on-line piping and valve services, which include hot tapping, line stopping and leak sealing. In addition, IPSCO manufactures certain small diameter hot tapping and line stopping machinery for sale to industrial customers and service companies that provide hot tapping and line stopping services.

     During, 1998, the Company purchased an additional seven other businesses. The total purchase price the Company paid for the seven businesses included approximately $9.3 million in cash and assumed debt, $0.4 million of convertible subordinated notes and 941,224 shares of Common Stock. See Notes 2 and 3 of the Notes to Consolidated Financial Statements of the Company. As a result of these acquisitions, the Company has expanded its business to include on-line hot tapping and line stopping services both in the United States and abroad, repair and replacement of steam turbines and other repair services.

     Three of the acquisition agreements for the Additional Acquired Businesses contain provisions requiring the Company to pay additional amounts (the "Makeup Amount") to the former shareholders of each acquired business on the first anniversary of that acquisition if the price of Invatec Common Stock on that anniversary date is below a certain level. Two of those acquisition agreements were entered into on July 9, 1998, and give Invatec the option of paying up to one-half of the Makeup Amount in cash, with the remainder paid in Common Stock valued at the market price on the anniversary date. The third agreement was entered into on June 29, 1998 and gives Invatec the option of paying the entire Makeup Amount in cash or Common Stock valued at the market price on the anniversary date.

     The Makeup Amount in each case is the difference between a set price, being at or slightly above the market price of Invatec Common Stock on the closing date of the acquisition, and the greater of (i) the market price of Invatec Common Stock on the first anniversary of the closing date or (ii) $2.50. If the price of Invatec Common Stock at the respective anniversary dates of each of those acquisitions is not greater than $2.50 per share, the aggregate Makeup Amount would be $6,516,104, of which $4,971,250 may be paid in cash instead of Invatec Common Stock. The price of Invatec Common Stock was less than $2.50 per share on March 29, 1999. See "Market for Registrant's Common Equity and Related Stockholder Matters" in Item 5 of this Report. If the market price of Invatec Common Stock on the anniversary dates of the acquisitions were the same as its market price of $.8125 on March 29, 1999 and Invatec paid the maximum of $4,971,251 of the Makeup Amount payable in cash, an additional 1,901,358 shares, or approximately 20% of its shares currently issued and outstanding, would be due the former shareholders of those acquired businesses. The issuance of those shares could have a substantial dilutive effect on existing shareholders. It is impossible to determine with certainty what the ultimate maximum cash portion of the Makeup Amount will be or whether the Company will have sufficient cash available for such payments when they are due. See "Liquidity and Capital Resources" in Item 7 of this Report. If the Company is unable to pay the maximum cash portion of the Makeup Amount in cash and is required to satisfy such obligation by delivery of additional shares, the dilution to existing shareholders would be substantially greater than if cash is available to satisfy the obligation.

     In addition, one of the acquisition agreements requires Invatec to pay to each former shareholder for each share of Invatec Common Stock sold by such shareholder after six but before twelve months from the closing date of June 29, 1998, the amount by which $8.35 exceeds the greater of (i) the current market price as of the date on which such share is sold or (ii) $7.35,which was the current market price as of the closing date. At its current stock price levels, Invatec would owe those former shareholders $1.00 per share sold by them before June 29, 1999, payable at Invatec's option in cash or Common Stock valued at its market price on the first anniversary of the closing. As of March 29, 1999, none of the shares issued in that acquisition has been sold and an aggregate of 250,102 shares are available for sale by the former shareholders.

REPAIR SERVICES

     The Company provides a variety of off-line repair services (including both on-site and in-shop repair services) and on-line repair services for valves, piping systems and other process-system components. These services vary by industry and by process applications within each industry.

     OFF-LINE SERVICES. The Company's off-line services include: diagnosis and testing of valve performance, including nondestructive examination using dye penetrants and mag-particle testing; repair, rebuilding and replacement of valves; custom-designing, machining and plating of pressure-sealed gaskets; repair and upgrading of standard valves of various types; repair and replacement of actuators and positioners used with actuated valves; and cleaning of valves used in hazardous and other service applications; inspection, repair and replacement of steam turbine components; field machining and reconditioning and casting babbitted bearings used as linings between stationary bearings and rotating shafts. Valve repair services include: replacing broken stems and other components with OEMs' parts or equivalent parts that the Company machines and fabricates; blasting valve interiors with metal shot to remove process residue and corroded material; welding overlays to refinish valve seats and other worn areas; upgrading standard valves with actuators and related parts; and modifying existing components to meet OEMs' specifications for repacking with new, pliable packing materials. In some locations, the Company also reconditions its customers' used valves, and remanufactures used valves (other than PRVs) it has purchased, typically at scrap metal value, to equal or exceed the original OEMs' specifications. It typically sells its remanufactured valves under a one-year warranty at a discount from the price of a comparable new valve. As part of the repair process, the Company uses high-pressure air, steam and liquid lines and related instrumentation to test and certify the performance capabilities of the valves and other equipment it repairs.

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

     ON-LINE SERVICES. The Company's on-line services include (i) hot tapping and line stopping services; (ii) using conventional technologies to seal leaking pipes, flanges and valves as interim measures pending the affected system's next scheduled shutdown and turnaround and (iii) in the case of RSVs leaking as a result of the deterioration of their stem-packing materials, using its SafeSeal 2/5 system to restore the packing materials generally to their original performance capabilities.

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

     In SafeSeal [T] valve restorations, the Company uses a valveless injection fitting and a combination of specialized tools to inject the appropriate pliable (or "nonhardening") compound into the valve's packing gland. The compound supplements the existing packing to stop the leak and restore the sealing capability of the packing. The Company believes the SafeSeal system is safer, more effective and more cost-efficient than conventional on-line valve-repacking methods.

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

     The Company's value-added valve distribution services primarily involve the assembly, setting, testing and sealing of spring-loaded and pilot-operated PRVs and also include: assembling other original valves with optional components supplied by the same or different OEMs; customizing the original equipment for installation in the customer's process unit; combining two or more valves in configurations designed for specific process applications; and testing and calibrating, as applicable, individual components and accessories and complete equipment packages. As a part of its standard quality assurance program, the Company supplements the positive material identification information OEMs furnish to trace all materials they use in manufacturing their valves and other equipment with its own material certifications, testing certificates and full-assembly and test reports. Compiling this information (i) enables customers to comply with applicable internal and regulatory recordkeeping requirements and to demonstrate compliance with applicable industry and regulatory performance standards, (ii) facilitates the repair or replacement of component parts and the reconditioning of entire valve assemblies to the original design specifications and (iii) provides the initial step in a predictive valve maintenance program that uses actual operating histories to plan turnarounds and, by isolating the reasons for equipment failures, spurs the use of different or new materials and technologies.

OPERATIONS

     The Company operates on a decentralized basis, and the management of each operating company and each regional operating group is responsible for its day-to-day operations, growth and profitability. The Company has centralized and manages its cash management, auditing and internal control, employee benefits, financing, financial reporting, and risk management at its corporate headquarters. It coordinates the sharing among its operating locations of financial resources for improved systems and expansion of services, training programs, financial controls, purchasing information and operating expertise. The Company's executive management team directs the development of the Company's marketing strategies and programs and is responsible for key national supplier and customer relationships. The Company has established standard reporting mechanisms to enhance its ability to monitor each local or regional operation and assimilate acquired businesses and has implemented performance-based incentive plans keyed to defined operational and productivity measurements and benchmarks. The Company periodically reviews the operations of the Company and other repair and distribution services businesses in order to identify the "best practices" the Company will implement throughout its operations. In order to reduce traditional corporate headquarters expenses (as a percentage of revenues) and increase efficiencies, the Company outsources various functions, including various personnel management and other human resource services, legal and tax services, risk management and management information systems design and implementation.

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

     Many of the Company's customers are regional and national companies in the petroleum refining, chemical and pulp and paper industries and power utilities.

     For 1998, none of the Company's customers accounted for 10% or more of the Company's pro forma combined revenues. While the Company is not dependent on any one customer, the loss of one of its significant customers could, at least on a short-term basis, have an adverse effect on the Company's results of operations.

     The Company generally seeks to enter into "blanket" contracts with its large customers. These contracts function to designate the Company as an approved service provider for a customer and establish certain standard terms and conditions for providing service to plants or other facilities owned or operated by that customer. Although these blanket contracts generally do not establish the Company as an exclusive provider of repair and distribution services, the Company believes they are an important consideration for plant managers and other decision makers in the usual process of selecting a vendor of the services the Company provides.

SUPPLIERS

     VALVES, PARTS AND FITTINGS. The Company purchases substantially all the new valves and other process-system components it distributes from OEMs. Its principal suppliers include OEM's offering multiple product lines and OEM's offering various specialized product lines. Invatec is not materially dependent on any single OEM for the achievement of its growth strategies over the long-term. The loss of one or more product lines could, however, have a material adverse effect on the ability of the Company to achieve its expectations on a short-term basis.

     RELATIONSHIPS WITH OEMS. The success of the Company as a value-added distributor of new valves and other process-system components and as a factory-authorized repair service provider depends on its relationships with the OEMs of these products. Except for its distribution agreements with OEMs, the Company generally has no contractual repair services contracts with OEMs.

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

HIRING, TRAINING AND SAFETY

     The Company seeks to ensure through its hiring procedures and continuous training programs and the training programs its OEMs offer that (i) its product-assembly and service technicians and machinists meet the performance and safety standards of the Company and its OEMs, professional and industry codes and federal, state and local laws and regulations have established and possess the required ASME, factory or other certifications and (ii) its sales personnel are trained thoroughly in the selection, application, adaptation and customization of the products it distributes and types of repair services it offers.

     Because on-line and on-site repair services often are performed in emergency situations under dangerous circumstances, the Company provides its technicians with extensive classroom and field training and supervision and establishes and enforces strict safety and competency requirements, including physical exams and periodic drug testing. The Company's training programs for its on-site repair technicians must meet requirements of the Occupational Safety and Health Administration ("OSHA") respecting, among other matters, release detection procedures, appropriate work practices, emergency procedures and other measures these technicians can take to protect themselves and the environment.

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

     The Company competes for repair services business with other repair service businesses and customers' in-house maintenance crews and, to a lesser extent, with OEMs. Some of its competitors may have lower overhead cost structures and, consequently, may be able to provide their services at lower rates than the Company. The Company's competitors for on-line repairs include three national competitors and several regional competitors. Competition in the market for off-line repair services is highly fragmented, although certain competitors may have dominant positions in some of the local markets they serve.

INTELLECTUAL PROPERTY

     The Company holds various United States and foreign patents, including some relating to the SafeSeal [T] system. It does not consider any individual patent to be presently material to its consolidated business and believes its future success will depend more on its technological capabilities and the application of know-how in the conduct of that business. The Company enjoys service and product name recognition, principally through various common law trademarks.

EMPLOYEES

     At December 31, 1998, the Company had approximately 1,200 full-time employees. Approximately 14 are members of the United Steelworkers of America, AFL/CIO union and 3 are members of Local Union 597 Pipefitters Association. None of the Company's other employees are represented by a union. Management believes the Company's relations with its employees are satisfactory. The Company's future success will depend, in part, on its ability to attract, retain and motivate highly qualified technical, marketing, engineering and management personnel.

     The Company has not experienced any strikes or work stoppages that have had a material impact on the Company's operations and financial condition. The Company seeks to attract and retain qualified service technicians and other technical field personnel by providing competitive compensation packages. It has never experienced a prolonged shortage of qualified technical personnel in any of its operations (and does not currently anticipate any such shortage), but if demand for the Company's services were to increase rapidly, retention of qualified field personnel might become more difficult without significant increases in compensation.

FACILITIES

     The Company leases or owns 63 operating facilities in the United States, two in Europe and one in the Middle East. It holds most of these facilities under lease. The facilities consist principally of sales and services, remanufacturing and administrative facilities. The Company believes its facilities are adequately maintained and sufficient for its planned operations at each location.

     The Company's principal executive and administrative offices are located in Houston, Texas.

GOVERNMENTAL REGULATION AND ENVIRONMENTAL MATTERS

     A wide range of federal, state and local regulations relating to health, safety and environmental matters apply to the Company's business. The Company's in-shop reconditioning and remanufacturing of used valves infrequently involves the use, handling, storage and contracting for the disposal or recycling of a variety of substances or wastes considered hazardous or toxic. Environmental laws are complex and subject to frequent change. These laws impose "strict liability" in some cases without regard to negligence or fault. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Certain environmental laws provide for joint and several strict liability for remediation of spills and releases of hazardous substances. In addition, businesses may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources. These laws and regulations also may expose the Company to liability for the conduct of or conditions caused by others, or for acts of the Company which complied with all applicable laws when performed. No assurance can be given the Company's compliance with amended, new or more stringent laws or regulations, stricter interpretations of existing laws or the future discovery of environmental conditions will not require additional, material expenditures by the Company. OSHA regulations also apply to the Company's business, including requirements the Company's training programs must meet. See "Hiring, Training and Safety" elsewhere in this Item 1. Future acquisitions by the Company also may be subject to regulation, including antitrust reviews.

     The Company believes it has all material permits and licenses required to conduct its operations and is in substantial compliance with applicable regulatory requirements relating to its operations. The Company's capital expenditures relating to environmental matters were not material on a pro forma combined basis in 1998. The Company does not currently anticipate any material adverse effect on its business or financial position as a result of its future compliance with existing environmental laws and regulations controlling the discharge of materials into the environment.

LITIGATION AND INSURANCE

     The Company maintains insurance in such amounts and against such risks as it deems prudent, although no assurance can be given that such insurance will be sufficient under all circumstances to protect the Company against significant claims for damages. The primary risks in the Company's operations are bodily injury to third parties and workers' compensation. The Company maintains a broad range of insurance coverage against these and other risks including general liability, automobile liability, automobile physical damage, comprehensive property damage, workers' compensation, employer's liability, directors and officers liability and other coverage customary in the industry. The Company is subject to per incident deductibles ranging from $500 to $100,000. The Company also maintains excess insurance limits in amounts which management considers sufficient to protect us against claims beyond the existing coverages. The occurrence of a significant event not fully insured against could have a material adverse effect on the Company's financial condition and results of operations. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at commercially reasonable rates or on acceptable terms.

YEAR 2000 ISSUE

     The Company has assessed its Year 2000 issues and has developed a plan to address both the information technology ("IT") and non-IT systems issues. The plan involves the replacement or modification of some of the existing operating and financial computer systems utilized by the Company's operating subsidiaries. The Company has not developed any computer systems for use in its business; consequently, it believes its Year 2000 issues relate to systems that different vendors have developed and sold to the Company for which modifications are or will be available.

     The Company has contacted the vendors that provide its telephone systems and computer systems, as well as its OEMs. The Company has received confirmation from its major vendors of new valves and other process system components, telephone systems, and computer systems that their products are Year 2000 compliant. Further, the Company has replaced many computer systems that are not Year 2000 compliant in the normal course of updating various systems used at the operating subsidiaries. At this time, the replacement of the systems which are not Year 2000 compliant is over fifty percent complete and the amount expended to date is approximately $100,000. The Company believes that the cost to replace the remaining non-compliant systems or the cost to update the systems in 1999 should not exceed $350,000, which costs will be paid for with cash flows from operations. The Company intends to complete all programming changes by June 30, 1999. The New Credit Facility requires that such programming be completed by June 30, 1999. The new Credit Facility requires that such programming be completed by September 30, 1999


     The Company believes that any temporary disruptions would not be material to its overall business or results of operations. As a contingency plan, immediately prior to January 1, 2000, the Company intends to print all inventory listings in its systems and take other reasonably necessary steps so that the Company can operate "manually" until such time as any temporary Year 2000 problems related to its operations are cured.

EXECUTIVE OFFICERS

     The following table sets forth certain information as of March 1, 1999 concerning each of the executive officers of Invatec:

                NAME                    AGE                         POSITION
-------------------------------------   ---   -----------------------------------------------------
William E. Haynes....................   55    Chairman of the Board and Chief Executive Officer
Charles F. Schugart..................   39    President
Pliny L. Olivier.....................   53    Senior Vice President -- Operations
Douglas R. Harrington, Jr............   34    Vice President -- Chief Financial Officer, Treasurer
                                              and Secretary

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since October 1997, the Common Stock of Invatec has been quoted on the Nasdaq National Market under the symbol "IVTC." NASDAQ has notified the Company of its intention to delist Invatec's Common Stock, as a result of the Company's Common Stock failing to maintain a closing bid price of $5 per share and the Company's failure to maintain the required levels of tangible net worth. Company management has met with NASDAQ representatives in an effort to maintain the listing, but no assurance can be given that the Company's Common Stock will remain listed on the NASDAQ National Market. The Company anticipates that in the event of delisting from NASDAQ's National Market, its Common Stock will be eligible to be quoted and traded on the NASDAQ Small Cap Market or Bulletin Board. As of March 29, 1999, there were 9,664,562 shares of Common Stock outstanding, held by approximately 80 stockholders of record. The number of record holders does not necessarily bear any relationship to the number of beneficial owners of the Common Stock.

     The following table sets forth the range of high and low sale prices for the Common Stock on the Nasdaq National Market for the periods indicated:


                                            HIGH        LOW
                                          ---------  ---------
Year ended December 31, 1997
     Fourth Quarter (October 23 to
      December 31)......................  $   20.25  $   15.75
Year Ended December 31, 1998
     First Quarter......................      20.25      15.00
     Second Quarter.....................      18.75       7.00
     Third Quarter......................       7.44       2.53
     Fourth Quarter.....................       3.31       1.13


     The last reported sale price of the Common Stock on the Nasdaq National Market on March 29, 1999 was $.8125 per share.

     In January 1998, Invatec issued shares of its Common Stock to eleven employees who had been granted bonuses of The Safe Seal Company ("SSI") stock in December 1995, to vest in two equal amounts on December 31, 1996 and 1997. Giving effect to the merger of SSI and Invatec and the conversion of SSI shares in connection therewith, rights to receive an aggregate of 1,812 shares of Common Stock vested on December 31, 1997. The sales of those shares of Common Stock were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof as transactions not involving any public offering.

     Invatec has not paid or declared any dividends since its formation and currently intends to retain earnings to fund working capital. Any future dividends will be at the discretion of the Board of Directors after taking into account various factors deemed relevant by the Board of Directors, including the Company's financial condition and performance, cash needs, income tax consequences and the restrictions Delaware and other applicable laws and its credit facilities then impose. The New Credit Facility prohibits the payment of dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Item 7 of this Report and Note 7 of the Notes to Consolidated Financial Statements of the Company in Item 8 of this Report.

ITEM 6.  SELECTED FINANCIAL DATA

     The Company's financial statements present SSI as the "accounting acquirer" in the acquisitions Invatec effected through October 31, 1997. Consequently, the Company's historical financial statements for periods ended on or before that date are SSI's historical consolidated financial statements, and in this Item 6 the term "Company" means (i) SSI and its consolidated subsidiaries prior to that date and (ii) Invatec and its consolidated subsidiaries on that date and thereafter. The following selected historical financial information derives from the Company's audited financial statements for each year in the five-year period ended December 31, 1998. See the historical financial statements and notes thereto included elsewhere herein.

                                                          YEAR ENDED DECEMBER 31
                                          -------------------------------------------------------
                                            1994       1995       1996      1997(1)       1998
                                          ---------  ---------  ---------  ----------  ----------
                                                              (IN THOUSANDS)
HISTORICAL STATEMENT OF OPERATIONS
  INFORMATION:
     Revenues...........................  $   2,547  $   2,852  $   3,888  $   58,621  $  154,617
     Gross profit(3)....................      1,276      1,268      1,512      17,634      47,049
     Selling, general and administrative
       expenses(3)......................      1,268      1,853      1,917      15,639      40,480
     Special compensation expense(1)....     --         --             38       7,614      --
     Non-recurring costs(2).............     --         --         --          --           2,190
     Income (loss) from operations......          8       (585)      (443)     (5,619)      4,379
     Interest income (expense), net.....         (7)        10         28      (2,901)     (5,622)
     Other income (expense), net........       (282)      (930)    --              (3)        247
     Loss before income taxes...........       (281)    (1,505)      (415)     (8,523)       (996)
     Net loss...........................  $    (281) $  (1,505) $    (415) $   (7,500) $   (1,416)
                                          =========  =========  =========  ==========  ==========
HISTORICAL BALANCE SHEET INFORMATION:
     Working capital (deficit)..........  $    (202) $     823  $     (13) $   21,232  $   42,545
     Total assets.......................        668     23,109      2,228     105,432     183,700
     Total debt, including current
       portion..........................         93     --            589      29,527      83,220
     Stockholders' equity (deficit).....        (75)    (1,075)    (1,394)     59,869      79,205

------------

(1) Non-cash, non-recurring special compensation expenses of $7.6 million attributable to certain awards of stock and stock options and certain stock sales and financing fees of $1.0 million (included in interest expense) related to guarantees by Philip Services, Inc. See Note 2 of the Notes to Consolidated Financial Statements of the Company.

(2) Non-recurring costs reflect approximately $1.4 million in write-offs of capitalized costs of abandoned projects, including a friction welding system and $0.8 million of accrued severance costs.

(3) Certain 1997 amounts have been reclassified to conform with the current year presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company derives its revenues principally from its sales of industrial valves and other process-system components, and its performance of comprehensive maintenance, repair, replacement and value-added distribution services of industrial valves and other process-system components. Cost of operations consists principally of direct costs of valves and components sold, coupled with labor and overhead costs connected with the performance of repair services. Selling, general and administrative expenses consist principally of compensation and benefits payable to owners and to sales, management and administrative personnel and insurance, depreciation and amortization and other related expenses.

     Invatec, incorporated in March 1997, conducted no operations prior to October 28, 1997 except in connection with the IPO and the acquisitions of the seven Initial Acquired Businesses. Since the IPO, Invatec has acquired thirteen businesses, nine of which were acquired in 1998. Each of the Additional Acquired Businesses operated as a separate, independent business prior to its acquisition by the Company.

     The Company's customers consist primarily of petroleum refining, petrochemical, chemical, power and pulp and paper plants, the businesses of which tend to be cyclical. Margins in those industries are highly sensitive to demand cycles and the Company's customers in those industries have historically tended to delay capital projects, expensive turnarounds and other maintenance projects during slow periods. Commencing with second quarter of 1998 and continuing into 1999, the Company's business was negatively impacted by significant slowdowns experience by its customers in the petroleum refining, petrochemical, chemical, and pulp and paper industries.

     As a result of the above-described downturns affecting the Company's customers, the Company's level of business declined during 1998 and the Company's earnings for the last three quarters of 1998 fell significantly short of expectations. Consequently, this decline in earnings resulted in a severe reduction in the market price of the Company's Common Stock. Declining earnings also ultimately resulted in the Company defaulting on its Old Credit Facility as a result of failing to meet certain financial covenants which required specific levels of earnings in relation to debt. This default left the Company unable to borrow funds for acquisitions thereunder. The Company remained in default under the loan agreement from July 20, 1998 through March 25, 1999. The Company's acquisition program has been effectively suspended since July 1998 as a result of the low price of the Company's Common Stock and its inability to borrow funds under the Old Credit Facility.

     The Company amended its Old Credit Facility on March 26, 1999. As a result the New Credit Facility, expiring on April 20, 2000, consists of a $35 million stationary term component and up to a $45 million revolving line of credit from its existing bank group. The New Credit Facility prohibits the Company from making acquisitions and provides for increasingly high borrowing costs. As a result, the Company is currently seeking a significant equity infusion to enable it to reduce its debt, obtain a new credit facility on better terms and potentially resume its acquisition program on a scaled down, strategic basis. A significant equity infusion could have a substantially dilutive impact on existing shareholders.

     Since the suspension of the Company's acquisition program, the Company has focused on efforts to cut costs and otherwise improve profitability. During 1998, the Company eliminated in excess of $5 million in annualized costs, including substantial corporate overhead. In 1999, the Company intends to continue its cost cutting program. This program is expected to include downsizing certain of its operations to fit the current level of business, consolidation of certain locations and consolidating the marketing efforts currently conducted by different subsidiary companies and other potential improvements in operational efficency.

     Despite those cost cuts, the Company anticipates that it will be difficult to improve overall profitability in 1999 due to the high cost of funds under the New Credit Facility unless it obtains a more favorable credit facility or business improves dramatically. The Company has not experienced any significant improvement in its business during 1999. The Company cannot predict when or whether its business will rebound. In addition, there can be no assurance that a further deterioration in the Company's business will not occur. Any significant additional erosion in the Company's business would further depress earnings and likely result in a default under the New Credit Facility.

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

RESULTS OF OPERATIONS

     HISTORICAL

     The following table sets forth selected financial information of the Company and that information as a percentage of the Company's revenues for the years indicated (dollars in thousands):

                                                            YEAR ENDED DECEMBER 31
                                       -----------------------------------------------------------------
                                               1996                  1997                  1998
                                       --------------------  --------------------  ---------------------
Revenues.............................  $   3,888       100%  $  58,621       100%  $  154,617       100%
Cost of operations...................      2,376         61     40,987         70     107,568         70
                                       ---------        ---  ---------        ---  ----------        ---
Gross profit.........................      1,512         39     17,634         30      47,049         30
Selling, general and administrative
  expenses...........................      1,917         49     15,639         27      40,480         26
Special compensation expense.........         38          1      7,614         13      --
Nonrecurring costs...................     --         --         --         --           2,190          1
                                       ---------        ---  ---------        ---  ----------        ---
Income (loss) from operations........  $    (443)       (11) $  (5,619)       (10) $    4,379          3
                                       =========        ===  =========        ===  ==========        ===

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     REVENUES -- Revenues increased $96.0 million, or 164%, from $58.6 million in 1997 to $154.6 million in 1998. Approximately $60.6 million of this increase resulted from the inclusion of revenues from the additional Acquired Businesses purchased in 1997 and 1998 from their respective dates of acquisition. The remaining $35.4 million increase is due to the inclusion of the results of the Initial Acquired Businesses for the entire year of 1998.

     GROSS PROFIT -- Gross profit increased $29.4 million, or 167%, from $17.6 million in 1997 to $47.0 million in 1998, of which $21.0 million was as a result of the incremental gross margins generated by the Additional Acquired Businesses. The remaining $8.4 million increase is due to the inclusion of the gross margin of the Initial Acquired Businesses for the entire year of 1998. As a percentage of revenues, gross profit remained relatively flat at 30%.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -- Selling, general and administrative expenses increased $24.8 million, or 159%, from $15.6 million in 1997 to $40.4 million in 1998, primarily due to the incremental selling, general and administrative expenses of the businesses acquired in 1997 and 1998. As a percentage of revenues, these expenses decreased from 27% in 1997 to 26% in 1998 as a result of the implementation of the Company's cost reduction strategies, coupled with selling, general and administrative expenses of the corporate headquarters being spread over a larger revenue base in 1998.

     NONRECURRING COSTS -- Nonrecurring costs reflect approximately $1.4 million in write-offs of capitalized costs of abandoned projects, including a friction welding system and $0.8 million of accrued severance costs.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     REVENUES -- Revenues increased $54.7 million, or 1,408%, from $3.9 million in 1996 to $58.6 million in 1997. This increase resulted from the inclusion of the results of the Acquired Businesses purchased in 1997 from their respective dates of acquisition.

     GROSS PROFIT -- Gross profit increased $16.1 million, or 1,066%, from $1.5 million in 1996 to $17.6 million in 1997, primarily as a result of the incremental gross margins generated by the Acquired Businesses Invatec purchased in 1997. As a percentage of revenues, gross profit decreased from 39% in 1996 to 30% in 1997. This decrease reflects the expansion of the Company's consolidated operations to include the off-line distribution and related services operations of the businesses purchased in 1997 which historically have generated lower gross margins than SSI's gross margins attributable to its on-line repair services operations.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -- Selling, general and administrative expenses increased $13.7 million or 716% from $1.9 million in 1996 to $15.6 million in 1997. This increase primarily reflects the incremental selling, general and administrative expenses of the businesses acquired in 1997 and the building of the Company's corporate management team. As a percentage of revenues, these expenses decreased from 49% in 1996 to 27% in 1997 as a result of being spread over a larger revenue base coupled with the implementation of the Company's cost reduction strategies.

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

LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth selected information from the Company's statements of cash flows (in millions):


                                           YEAR ENDED DECEMBER 31
                                       -------------------------------
                                         1996       1997       1998
                                       ---------  ---------  ---------
Net cash used in operating
  activities.........................  $    (0.9) $    (0.3)     (12.4)
Net cash used in investing
  activities.........................       (0.2)     (52.6)     (44.0)
Net cash provided by financing
  activities.........................     --           55.0       53.8
                                       ---------  ---------  ---------
Net change in cash...................  $    (1.1) $     2.1  $    (2.6)
                                       =========  =========  =========


     For the period from January 1, 1996 through December 31, 1998, the Company's operations used $13.6 million of cash primarily as a result of 1997 and 1998 increases in inventory and accounts receivable levels required to support the Company's internal sales growth programs. Cash used in investing activities of $96.8 million in the same period consisted primarily of $91.0 million used to purchase the Additional Acquired Businesses. Cash provided from financing activities in the same period of $108.8 million primarily reflects net proceeds from the Company's IPO of $44.0 million and net borrowings under credit facilities of $70.6 million offset by repayments of debt to Philip Services, Inc., an affiliate, of $3.0 million.

     The Company's Old Credit Facility was a $90 million three-year revolving credit facility the Company used for acquisitions and general corporate purposes. Declining earnings during 1998 ultimately resulted in the Company defaulting in July 1998 on its Old Credit Facility as a result of failing to meet certain financial covenants requiring specific levels of earnings in relation to debt. This default left the Company unable to borrow funds for acquisitions. The Company remained in default under the loan agreement from July 20, 1998 through March 25, 1999. The Company's acquisition program has been effectively suspended since July 1998 as a result of the low price of the Company's Common Stock and its inability to borrow funds.

     In March 1999, the Company and its syndicate of lenders agreed to amend the Company's credit facility to put into place the New Credit Facility. The Company's credit facility was reduced from $90 million to $80 million and restructured to be comprised of a stationary term component of $35 million and a revolving credit facility of up to $45 million, the proceeds of which may be used only for general corporate and working capital purposes. The Company's subsidiaries have guaranteed the repayment of all amounts due under the facility, and repayment is secured by pledges of the capital stock, and all or substantially all of the assets, of those subsidiaries. The New Credit Facility prohibits acquisitions and the payment of cash dividends, restricts the ability of the Company to incur other indebtedness and requires the Company to comply with certain financial covenants. These financial covenants include provisions for maintenance of certain levels of earnings before interest, taxes, depreciation, amortization ("EBITDA") and other items specified in the loan agreement. Additionally, the New Credit Facility requires that the Company complete all required programming changes in connection with the Year 2000 compliance objective by September 30, 1999. The Company believes that it will be able to meet this requirement. See Item 1 "Year 2000 Issue."

     The amount of availability under the New Credit Facility is now governed by a borrowing base which consists primarily of the accounts receivable and inventory of the Company and its subsidiaries, although the amount available under the revolving portion of the credit facility will decrease over time and upon the occurrence of certain specified events, such as a sale of assets outside the ordinary course of business. Interest accrues at the prime rate as in effect from time to time, plus 2%, payable monthly. In addition, fees accrue each quarter at the rate of 1.5% of the unpaid principal balance under the New Credit Facility. If, however, the stationary term component is repaid by July 1, 1999 and the revolving portfolio on that date does not exceed the borrowing base, the aggregate amount of such fees will be reduced to $100,000. If all obligations under the New Credit Facility are repaid in full by June 30, 1999, no such fees will be payable. The entire New Credit Facility matures on April 20, 2000.

     In connection with the amendment to the New Credit Facility, the syndicate of lenders were issued warrants to purchase up to 482,262 shares of the Common Stock of the Company, exercisable at $0.73 per share (10% below the market price of such Common Stock as of March 25, 1999), and granted certain registration rights with respect to the shares issuable upon exercise of the warrants.

     Due to (i) the high borrowing costs associated with the New Credit Facility if it is not fully repaid prior to July 1, 1999, (ii) the Company's high level of debt and (iii) the Company's belief that it would be advantageous to resume its acquisition program on a scaled-down, strategic basis if it had sufficient resources, the Company is currently seeking a significant equity infusion to enable it to reduce its debt, obtain a new credit facility to reduce its borrowing costs and potentially resume its acquisition program on a scaled down, strategic basis. A significant equity infusion could have a substantially dilutive impact on existing shareholders. It is uncertain whether the Company's efforts to find new equity and debt financing will be successful or that, if successful, the Company will have sufficient resources to resume its acquisition program.

     Although the Company believes that based upon current levels of business that it can comply with the various financial covenants contained in the New Credit Facility, a substantial adverse deviation of EBITDA would likely result in a default by the Company of the EBITDA covenants. Therefore, if there is any significant downward deviation in the Company's business or pressure on margins, it is likely that the Company will be in default under the New Credit Facility.

     At December 31, 1998, the Company's outstanding borrowings under the Old Credit Facility were $70.6 million, bearing interest at 9.75%. At March 30, 1999, the Company's outstanding borrowings under the New Credit Facility were $70.4 million, bearing interest at 9.75% per annum, excluding the effect of contingent fees discussed above.

     It is anticipated that cash flow from operations and funds available under the New Credit Facility will provide sufficient cash for the Company's normal working capital needs, debt service requirements and planned capital expenditures for the next year.

FLUCTUATIONS IN OPERATING RESULTS

     The Company's results of operations may fluctuate significantly from quarter to quarter or year to year because of a number of factors, including seasonal fluctuations in the demand for repair and distribution services (particularly the demand attributable to scheduled turnarounds in the power industry, which typically are scheduled for mild-weather months) and competitive factors. Accordingly, quarterly comparisons of the Company's revenues and operating results should not be relied on as an indication of future performance, and the results of any quarterly period may not be indicative of results to be expected for a full year.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Revolving credit borrowings under the Company's New Credit Facility contain certain market risk exposure. The Company's outstanding borrowings under the Old Credit Facility were $70.6 million at December 31, 1998. A change of one percent in the interest rate would cause a change in interest expense of approximately $700,000, or $0.04 per share, on an annual basis. The New Credit Facility was not entered into for trading purposes and carries interest at a pre-agreed upon percentage point spread from either the prime interest rate or 30-day Eurodollar interest rate.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of Invatec and certain of its subsidiaries, together with the related report of independent public accountants, are set forth on pages F-1 through F-19 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For the information called for by Item 10 (other than the information regarding Executive Officers, which is set forth in "Item 1.
Business -- Executive Officers") and Items 11, 12 and 13, reference is made to the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after December 31, 1998, and which is incorporated herein by reference (except for the material included under the captions "Report on Compensation Committee" and "Performance Graph").

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1)  Financial Statements.

                         INDEX TO FINANCIAL STATEMENTS


Report of Independent Public
  Accountants........................   F-1
Consolidated Balance Sheets..........   F-2
Unaudited Pro Forma Combined
  Statement of Operations............   F-3
Consolidated Statements of
  Operations.........................   F-4
Consolidated Statements of
  Stockholders' Equity (Deficit).....   F-5
Consolidated Statements of Cash
  Flows..............................   F-6
Notes to Consolidated Financial
  Statements.........................   F-7

       (2)  Financial Statement Schedules.

     All financial statement schedules are omitted because they are not required or the required information is shown in the Company's consolidated financial statements or the notes thereto.

       (3)  Exhibits.

        EXHIBIT
         NUMBER                                                  DESCRIPTION
------------------------  ------------------------------------------------------------------------------------------
           2.1(a)    --   Merger Agreement dated June 29, 1998 among Invatec, Plant Maintenance, Inc. and the former shareholders thereof.
           2.1(b)    --   Amendment to Merger Agreement dated as of September 25, 1998 among Invatec, Plant
                          Maintenance, Inc. and the former shareholders thereof.
           2.2(a)    --   Merger Agreement dated July 9, 1998 among Invatec, Collier Equipment Corporation and the former shareholders thereof.
           2.2(b)    --   Amendment to Merger Agreement dated as of August 20, 1998 among Invatec, Cecorp, Inc. (the successor corporation to Collier Equipment Corporation), and the former shareholders thereof.

           2.3(a)    --   Merger Agreement dated as of July 9, 1998 among Invatec, Colonial Process Equipment Co.,
                          Inc. and Colonial Service Company, Inc. and the former shareholders thereof.
           2.3(b)    --   Amendment to Merger Agreement dated as of September 22, 1998 among Invatec, Colonial
                          Process Service and Equipment Co., Inc. (the successor corporation to Colonial Process
                          Equipment Co. Inc. and Colonial Service Company, Inc.) and the former shareholders thereof.
           3.1*      --   Certificate of Incorporation of Invatec, as amended, (Form 10-Q for the quarterly period ended September 30, 1998 (File No. 000-23231) Ex. 3.1).
           3.2*      --   Amended and Restated Bylaws of Invatec (Form 10-Q for the quarterly period ended September
                          30, 1998 (File No. 000-23231), Ex. 3.2).
           4.1*      --   Form of Certificate representing Common Stock (Form S-1 (Reg. No. 333-31617), Ex. 4.1).
           4.2*      --   Registration Rights Agreement dated as of June 9, 1997 by and among Invatec and the stockholders listed on the signature pages thereto (Form S-1 (Reg. No. 333-31617), Ex.
                          4.2).
           4.3*      --   Registration Rights Agreement dated as of June 12, 1997 by and among Invatec and the persons listed on the signature pages thereto (Form S-1 (Reg. No. 333-31617), Ex. 4.3).
           4.4*      --   Addendum to Registration Rights Agreement dated as of July 28, 1997 by and among Invatec and the holders listed on the signature pages thereto (Form S-1 (Reg. No. 333-31617, Ex.
                          4.4).
           4.5*      --   Rights Agreement by and between the Company and ChaseMellon Shareholder Services, L.L.C.,
                          including form of Rights Certificate attached as Exhibit B thereto (Form 10-Q for the quarterly period ended September 30, 1997 (File No. 000-23231), Ex. 4.5).
           4.6(a)*   --   Loan Agreement dated July 7, 1998 among Invatec, Chase Bank of Texas, National
                          Association, as Agent and as a lender, and the other lenders referred to therein. (Form
                          10-Q for the quarterly period ended September 30, 1998 (File No. 000-23231), Ex. 4.1).
           4.6(b)    --   Amendment to Loan Agreement dated March 26, 1999 among Invatec, Chase Bank of Texas,
                          National Association, as Agent and as a lender, and the other lenders referred to therein.
           4.7*      --   Form of Indenture dated June 1, 1998 from Invatec to U.S. Trust Company of Texas, N.A., as trustee relating to the Convertible Debt Securities. (Form S-4 (Reg. No. 333-49283), Ex.
                          4.4)
           4.8       --   Registration Rights Agreement dated as of March 26, 1999 by and among Invatec, Chase Bank of Texas and the other lenders.
           4.9       --   Form of Warrants dated as of March 26, 1999 to purchase an aggregate of 482,262 shares of
                          Invatec Common Stock issued by Invatec to Chase Bank of Texas, and the other lenders.
                          Invatec and certain of its subsidiaries are parties to certain debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of
                          Invatec and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of
                          Item 601(b) of Regulation S-K, Invatec agrees to furnish a copy of those instruments to the SEC on request.
          10.1      --    1997 Incentive Plan of Invatec, as amended.
          10.2(a)* --     Form of Employment Agreement dated as of January 27, 1997, between SSI and William E.
                          Haynes (Form S-1 (Reg. No. 333-31617, Ex. 10.2).
          10.2(b)   --    Letter Agreement dated October 30, 1998 between the Company and William E. Haynes.
          10.3(a)* --     Form of Employment Agreement dated as of January 27, 1997, between SSI and Charles F.
                          Schugart (Form S-1 (Reg. No. 333-31617), Ex. 10.3).
          10.3(b)   --    Letter Agreement dated October 30, 1998 between the Company and Charles F. Schugart.
          10.4      --    Amended and Restated Employment Agreement dated as of January 1, 1998 between the Company and Pliny L. Olivier.

          10.5(a)   --    Employment Agreement dated August 21, 1998 between the Company and Douglas R. Harrington,
                          Jr.
          10.5(b)   --    Letter Agreement dated October 30, 1998 between the Company and Douglas R. Harrington, Jr.
          10.6*    --     Form of Indemnification Agreement between Invatec and each of its directors and officers
                          (Form S-1 (Reg. No. 333-31617), Ex. 10.6).
          21.1       --   List of Subsidiaries.
          23.1       --   Consent of Arthur Andersen LLP.
          27.1       --   Financial Data Schedule.

------------

 * Incorporated by reference.

  Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this Form 10-K.

     (b)  Reports on Form 8-K.

          None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INNOVATIVE VALVE TECHNOLOGIES, INC.

Date: March 30, 1999                        By: /s/WILLIAM E. HAYNES
                                                   WILLIAM E. HAYNES
                                                   CHIEF EXECUTIVE OFFICER


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 1999.


          SIGNATURE                              TITLE
       ---------------                        -------------
     /s/WILLIAM E. HAYNES                 Chairman and Chief Executive Officer
      WILLIAM E. HAYNES                   (Principal Executive Officer)

    /s/CHARLES F. SCHUGART                President and Director
     CHARLES F. SCHUGART

/s/DOUGLAS R. HARRINGTON, JR.             Vice President, Chief Financial
  DOUGLAS R. HARRINGTON, JR.              Officer, Treasurer and Secretary
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)

     /s/ROBERT M. CHISTE                  Director
       ROBERT M. CHISTE

     /s/ARTHUR L. FRENCH                  Director
       ARTHUR L. FRENCH

      /s/ROGER L. MILLER                  Director
       ROGER L. MILLER

        /s/FELIX PARDO                    Director
         FELIX PARDO

       /s/T. WAYNE WREN                   Director
        T. WAYNE WREN

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Innovative Valve Technologies, Inc.:

     We have audited the accompanying consolidated balance sheets of Innovative Valve Technologies, Inc. and subsidiaries, (a Delaware corporation), as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innovative Valve Technologies, Inc. and Subsidiaries, as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
March 26, 1999

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                    DECEMBER 31
                                          --------------------------------
                                               1997             1998
                                          ---------------  ---------------
                 ASSETS
CURRENT ASSETS:
     Cash...............................  $     2,544,450  $     --
     Accounts receivable, net of
       allowance of $1,079,857 and
       $1,562,104.......................       17,680,697       29,634,167
     Inventories, net...................       15,987,765       26,007,804
     Prepaid expenses and other current
       assets...........................        1,171,090        2,366,871
     Deferred tax asset.................        3,723,448        4,481,256
                                          ---------------  ---------------
               Total current assets.....       41,107,450       62,490,098
PROPERTY AND EQUIPMENT, net.............       11,474,701       19,469,804
GOODWILL, net...........................       48,387,981       96,175,294
PATENT COSTS, net.......................          682,436          490,552
OTHER NONCURRENT ASSETS, net............        3,780,115        5,074,090
                                          ---------------  ---------------
                                          $   105,432,683  $   183,699,838
                                          ===============  ===============
  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Short-term debt....................  $     4,660,924  $     --
     Current maturities of long-term
       debt.............................          304,310          580,140
     Accounts payable and accrued
       expenses.........................       14,910,638       19,364,587
                                          ---------------  ---------------
               Total current
                  liabilities...........       19,875,872       19,944,727
CREDIT FACILITY.........................       11,750,000       70,570,584
LONG-TERM DEBT, net of current
  maturities............................          318,911          400,834
CONVERTIBLE SUBORDINATED DEBT...........       12,493,178       11,668,875
OTHER LONG-TERM LIABILITIES.............        1,125,417        1,909,774
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Common stock, $0.001 par value,
       30,000,000 shares authorized,
       7,890,198 and 9,664,562 issued
       and outstanding..................            7,890            9,665
     Additional paid-in capital.........       70,212,035       90,960,972
     Retained deficit...................      (10,350,620)     (11,765,593)
                                          ---------------  ---------------
               Total stockholders'
                  equity................       59,869,305       79,205,044
                                          ---------------  ---------------
                                          $   105,432,683  $   183,699,838
                                          ===============  ===============


  The accompanying notes are an integral part of these consolidated financial statements.

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES
             UNAUDITED PRO FORMA COMBINED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                               YEAR ENDED
                                              DECEMBER 31
                                        ------------------------
                                           1997          1998
                                        -----------   ----------
                                        (UNAUDITED)
REVENUES.............................     $92,782     $  154,617
COST OF OPERATIONS...................      63,835        107,568
                                        -----------   ----------
     Gross profit....................      28,947         47,049
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES...........................      24,169         40,480
NONRECURRING COSTS...................      --              2,190
                                        -----------   ----------
     Income from operations..........       4,778          4,379
OTHER INCOME (EXPENSE):
     Interest, net...................        (354)        (5,622)
     Other...........................           8            247
                                        -----------   ----------
INCOME (LOSS) BEFORE INCOME TAXES....       4,432           (996)
PROVISION FOR INCOME TAXES...........       1,988            420
                                        -----------   ----------
INCOME (LOSS)........................     $ 2,444     $   (1,416)
                                        ===========   ==========
EARNINGS (LOSS) PER SHARE -- Basic...     $  0.31     $    (0.16)
                                        ===========   ==========
EARNINGS (LOSS) PER
  SHARE -- Diluted...................     $  0.30          (0.16)
                                        ===========   ==========
WEIGHTED AVERAGE SHARES
OUTSTANDING -- Basic.................       7,825          9,025
                                        ===========   ==========
WEIGHTED AVERAGE SHARES
  OUTSTANDING -- Diluted.............       8,088          9,025
                                        ===========   ==========


              The accompanying notes are an integral part of these
               unaudited pro forma combined financial statements.

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  YEAR ENDED DECEMBER 31
                                       ---------------------------------------------
                                           1996           1997            1998
                                       ------------  --------------  ---------------
REVENUES.............................  $  3,887,761  $   58,620,946  $   154,616,945
COST OF OPERATIONS...................     2,375,245      40,987,435      107,568,111
                                       ------------  --------------  ---------------
     Gross profit....................     1,512,516      17,633,511       47,048,834
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES...........................     1,917,063      15,638,815       40,479,744
SPECIAL COMPENSATION EXPENSE.........        38,048       7,613,386        --
NONRECURRING COSTS...................       --             --              2,189,599
                                       ------------  --------------  ---------------
Income (loss) from operations........      (442,595)     (5,618,690)       4,379,491
OTHER INCOME (EXPENSE):
     Interest income (expense),
       net...........................        27,703      (2,901,039)      (5,621,182)
     Other...........................           393          (2,957)         246,654
                                       ------------  --------------  ---------------
                                             28,096      (2,903,996)      (5,374,528)
                                       ------------  --------------  ---------------
LOSS BEFORE INCOME TAX...............      (414,499)     (8,522,686)        (995,037)
PROVISION (BENEFIT) FOR INCOME TAX...       --           (1,022,722)         419,936
                                       ------------  --------------  ---------------
NET LOSS.............................  $   (414,499) $   (7,499,964) $    (1,414,973)
                                       ============  ==============  ===============
NET LOSS BEFORE DIVIDENDS APPLICABLE
  TO
  PREFERRED STOCK....................  $   (414,499) $   (7,499,964) $    (1,414,973)
PREFERRED STOCK DIVIDENDS............      (191,854)       (156,957)       --
                                       ------------  --------------  ---------------
NET LOSS APPLICABLE TO COMMON
  SHARES.............................  $   (606,353) $   (7,656,921) $    (1,414,973)
                                       ============  ==============  ===============
     Loss per Share:
          Basic and Diluted..........  $      (0.42) $        (2.25) $         (0.16)
                                       ============  ==============  ===============
     Weighted average common shares
       outstanding:
          Basic and Diluted..........     1,441,135       3,397,980        9,024,915
                                       ============  ==============  ===============

  The accompanying notes are an integral part of these consolidated financial statements.

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                          COMMON STOCK      ADDITIONAL
                                       ------------------     PAID-IN       RETAINED
                                        SHARES     AMOUNT     CAPITAL       DEFICIT          TOTAL
                                       ---------   ------   -----------   ------------   --------------
BALANCE, December 31, 1995...........  1,432,951   $1,433   $ 1,010,472   $ (2,087,346)  $   (1,075,441)
     SSI preferred stock dividends...     --         --         --            (191,854)        (191,854)
     Issuances of SSI common stock...     60,868       61       357,987        --               358,048
     Retirement of SSI common
       stock.........................    (11,900)     (12)      (69,988)       --               (70,000)
     Net loss........................     --         --         --            (414,499)        (414,499)
                                       ---------   ------   -----------   ------------   --------------
BALANCE, December 31, 1996...........  1,481,919    1,482     1,298,471     (2,693,699)      (1,393,746)
     SSI preferred stock dividends...     --         --         --            (156,957)        (156,957)
     Issuance of SSI common stock....    222,650      223     2,604,782        --             2,605,005
     Exercise of SSI common stock
       warrant and options...........    714,769      715     4,554,141        --             4,554,856
     Issuance of common stock to
       certain executives............    242,839      243     5,008,675        --             5,008,918
     Public offering, net of offering
       costs.........................  3,852,500    3,853    44,018,053        --            44,021,906
     Issuances of common stock in
       acquisitions..................    185,661      185     2,129,794        --             2,129,979
     Redemption of SSI redeemable
       preferred stock and payment of
       indebtedness to Philip........  1,189,860    1,189    10,598,119        --            10,599,308
     Net loss........................     --         --         --          (7,499,964)      (7,499,964)
                                       ---------   ------   -----------   ------------   --------------
BALANCE, December 31, 1997...........  7,890,198    7,890    70,212,035    (10,350,620)      59,869,305
     Issuances of Common Stock in
       acquisitions..................  1,749,052    1,749    20,483,297        --            20,485,046
     Exercise of stock options.......     25,312       26       265,640        --               265,666
     Net loss........................     --         --         --          (1,414,973)      (1,414,973)
                                       ---------   ------   -----------   ------------   --------------
BALANCE, December 31, 1998...........  9,664,562   $9,665   $90,960,972   $(11,765,593)  $   79,205,044
                                       =========   ======   ===========   ============   ==============

  The accompanying notes are an integral part of these consolidated financial statements.

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  YEAR ENDED DECEMBER 31,
                                       ----------------------------------------------
                                            1996            1997            1998
                                       --------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...........................  $     (414,499) $   (7,499,964) $   (1,414,973)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities --
     Depreciation and amortization...          31,183       1,235,940       4,321,854
     Deferred taxes..................        --             4,982,917      (1,690,870)
     Special compensation expense....          38,048       7,613,386        --
     Nonrecurring costs..............        --              --             1,989,599
     Gain on sale of property and
       equipment.....................        --              --               (18,345)
     (Increase) decrease in --
       Accounts receivable...........         (49,736)     (1,219,537)     (3,600,442)
       Inventories, net..............         (13,660)     (4,187,410)     (4,485,014)
       Prepaid expenses and other
          current assets.............         (66,161)        424,535        (755,654)
       Other noncurrent assets,
          net........................        (324,246)      1,141,616      (1,208,550)
     Increase (decrease) --
       Accounts payable and accrued
          expenses...................         (91,195)     (2,806,726)     (5,518,177)
                                       --------------  --------------  --------------
       Net cash used in operating
          activities.................        (890,266)       (315,243)    (12,380,572)
                                       --------------  --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and
     equipment.......................        (128,309)     (1,062,366)     (4,707,457)
  Additions to patent costs..........         (46,030)       --              --
  Proceeds from sale of property and
     equipment.......................        --                17,137         168,619
  Business acquisitions, net of cash
     acquired of $499,436 and
     $818,416........................        --           (51,555,833)    (39,438,029)
                                       --------------  --------------  --------------
       Net cash used in investing
          activities.................        (174,339)    (52,601,062)    (43,976,867)
                                       --------------  --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of debt.................         265,000      29,348,272         209,425
  Repayments of debt.................        --           (27,981,507)     (5,209,853)
  Net borrowings under Credit
     Facility........................        --            11,750,000      58,820,584
  Repayments of convertible
     subordinated debt...............        --              --               (81,396)
  Payments on non-compete
     obligations.....................        --              (152,662)       (134,268)
  Repayment of debt of Philip........        --            (2,981,789)       --
  Proceeds from sale/exercise of SSI
     common stock warrant............        --             1,216,855        --
  Proceeds from exercise of Invatec
     stock options...................        --              --               208,497
  Proceeds from sale of common stock,
     net of offering costs...........        --            44,021,906        --
  SSI common stock repurchases.......         (70,000)       --              --
  Preferred stock dividends..........        (191,854)       (156,957)       --
                                       --------------  --------------  --------------
       Net cash provided by financing
          activities.................           3,146      55,064,118      53,812,989
                                       --------------  --------------  --------------
NET INCREASE (DECREASE) IN CASH......      (1,061,459)      2,147,813      (2,544,450)
CASH, beginning of period............       1,458,096         396,637       2,544,450
                                       --------------  --------------  --------------
CASH, end of period..................  $      396,637  $    2,544,450  $     --
                                       ==============  ==============  ==============

  The accompanying notes are an integral part of these consolidated financial statements.

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION:

General

     Innovative Valve Technologies, Inc. ("Invatec" or the "Company") was incorporated in Delaware in March 1997 to create the leading single-source provider of comprehensive maintenance, repair, replacement and value-added distribution services for industrial valves and related process-system components throughout North America. Except for its purchase of Steam Supply & Rubber Co., Inc. and three related entities (collectively, "Steam Supply") in July 1997, Invatec conducted no operations of its own prior to the closing on October 28, 1997 of (i) its initial public offering (the "IPO") of its common stock, par value $.001 per share ("Common Stock"), (ii) its purchase of Industrial Controls & Equipment, Inc. and three related entities (collectively, "ICE/VARCO") and Southern Valve Services, Inc. and a related entity (collectively, "SVS") and (iii) a merger (the "SSI Merger") in which The
Safe Seal Company, Inc. ("SSI") became its subsidiary. Earlier in 1997, SSI had purchased Harley Industries, Inc. ("Harley"), GSV, Inc. ("GSV") and
Plant Specialities, Inc. ("PSI"). SSI and its subsidiaries were affiliates of Invatec prior to the SSI Merger. Subsequent to the IPO, Invatec has acquired thirteen businesses.

Recent Developments

     The Company's customers consist primarily of petroleum refining, chemical, petrochemical, power and pulp and paper plants, the businesses of which tend to be cyclical. Margins in those industries are highly sensitive to demand cycles and the Company's customers in those industries have historically tended to delay capital projects, expensive turnarounds and other maintenance projects during slow periods. Commencing with the second quarter of 1998 and continuing into 1999, the Company's business was negatively impacted by significant slowdowns experienced by its customers in the petroleum refining, petrochemical, chemical, and pulp and paper industries.

     As a result of the above-described downturns affecting the Company's customers, the Company's level of business declined during 1998 and the Company's earnings for the last three quarters of 1998 fell significantly short of expectations. Consequently, this decline in earnings resulted in a severe reduction in the market price of the Company's Common Stock. Declining earnings also ultimately resulted in the Company defaulting on its credit facility (the "Old Credit Facility") as a result of failing to meet certain financial covenants which required specific levels of earnings in relation to debt. This default left the Company unable to borrow funds for acquisitions thereunder. The Company remained in default under the Old Credit Facility from July 20, 1998 through March 25, 1999. The Company's acquisition program has been effectively suspended since July 1998 as a result of the low price of the Company's common stock and its inability to borrow funds under the Old Credit Facility.

     The Company amended its Old Credit Facility on March 26, 1999 to provide for a new credit facility (the "New Credit Facility") expiring on April 20, 2000 and consisting of a $35 million stationary term component and up to a $45 million revolving line of credit from its existing bank group. The New Credit Facility prohibits the Company from making acquisitions and provides for increasingly high overall borrowing costs if the facility is not substantially reduced or replaced prior to July 1, 1999. As a result, the Company is currently seeking a significant equity infusion to enable it to reduce its debt, obtain a new credit facility on better terms and potentially resume its acquisition program on a scaled down, strategic basis. A significant equity infusion could have a substantially dilutive impact on existing shareholders. It is uncertain whether the Company's efforts to find new equity and debt financing will be successful or that if such efforts are successful the Company will have sufficient resources to resume its acquisition program.

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

     For accounting purposes, the effective dates of the acquisitions of the Initial Acquired Businesses in 1997 are as follows: (i) Harley -- January 31;
(ii) GSV -- February 28; (iii) PSI -- May 31; (iv) Steam Supply -- July 31, and
(v) ICE/VARCO and SVS -- October 31. Following the IPO, the Company acquired thirteen businesses (together with the Initial Acquired Businesses, the "Acquired Businesses") in 1997 and 1998. The Company accounted for the
Acquired Businesses in accordance with the purchase method of accounting. The allocation of the purchase prices paid to the assets acquired and the liabilities assumed in the acquisitions of the Acquired Businesses has been recorded initially on the basis of preliminary estimates of fair value and may be revised as additional information concerning the valuation of those assets and liabilities becomes available.

     The financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  UNAUDITED PRO FORMA COMBINED STATEMENTS OF OPERATIONS

     The unaudited pro forma combined statements of operations give effect to the following events and transactions as if they had occurred on January 1, 1997: (i) the formation and organizational financing of Invatec; (ii) the SSI Merger; (iii) the acquisitions of the Initial Acquired Businesses and the financing of those acquisitions; (iv) reverse stock splits of the outstanding Common Stock and the SSI common stock effected in connection with the IPO; (v) the IPO and Invatec's application of its net proceeds therefrom; and (vi) the issuance of shares of Common Stock to repay indebtedness the Company owed to subsidiaries of Philip Services Corp. (collectively with its subsidiaries, "Philip"). These statements include the results of operations of the other Acquired Businesses purchased in 1997 from their respective acquisition dates and also include pro forma adjustments (i) to selling, general and administrative expenses to reflect (a) the decrease in salaries and benefits associated with certain owners and managers of the Acquired Businesses who either were not employed by the Company after the acquisition of their Acquired Businesses and will not be replaced or agreed prospectively to the decrease prior to the acquisition of their Acquired Businesses and (b) the elimination of certain excess administrative support service fees charged by ICE/VARCO's former parent, (ii) to depreciation and amortization expense to reflect purchase price allocations and (iii) to the provision for income taxes to provide for incremental income taxes as if all Acquired Businesses had been subject to federal and state income taxes during the periods presented. The per share information in these statements has been calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share."

  RECLASSIFICATION

     Certain prior year balances have been reclassified to conform with the current year presentation.

  INVENTORY

     Inventories are valued at the lower of cost or market utilizing the first-in, first-out method.

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

     Included in property and equipment are certain assets subject to capital leases. These assets are amortized using the straight-line method over the lesser of the life of the leases or the estimated useful life of the assets.

  GOODWILL

     Goodwill represents the excess of the aggregate purchase price paid by the Company in the acquisition of businesses accounted for as purchases over the fair market value of the net assets acquired. Goodwill is amortized on a straight-line basis over 40 years. Goodwill amortization expense was approximately $467,000 and $2,163,000 for the years ended December 31, 1997 and 1998, respectively.

     The Company periodically evaluates the recoverability of intangibles resulting from business acquisitions and measures the amount of impairment, if any, by assessing current and future levels of income and cash flows as well as other factors, such as business trends and prospects and market and economic conditions and assuming the acquired business continues to operate as a consolidated subsidiary.

  DEBT ISSUE COSTS

     Debt issue costs related to the Company's Credit Facility (see Note 7) are included in other noncurrent assets and are amortized to interest expense over the scheduled maturity of the debt. Debt issue costs, net of accumulated amortization were approximately $469,000 and $412,000 at December 31, 1997 and 1998, respectively.

  EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding.

  STOCK-BASED COMPENSATION

     In accordance with SFAS No. 123, the Company has elected to use the method APB Opinion No. 25 prescribes to measure its compensation costs attributable to stock-based compensation and to include in Note 11 of these Notes the pro forma effect on those costs using the fair value approach that SFAS No. 123 would have.

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

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  CASH

     Cash payments for interest during 1996, 1997 and 1998 were approximately $4,000, $1,954,000 and $4,628,000 respectively. Cash payments for taxes during 1996, 1997 and 1998 were $0, $306,000, and $1,695,000 respectively. Noncash activities for the year ended December 31, 1997 consisted of approximately $10.6 million of obligations and preferred stock owned by a related party which were converted into Common Stock. Noncash activities for the year ended December 31, 1998 consisted of approximately $1.2 million reduction of convertible subordinated debt in connection with finalization of the purchase consideration of a 1997 acquisition.

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

  SPECIAL COMPENSATION EXPENSE

     In 1996, SSI recorded a special non-cash compensation expense of $38,048 related to the issuance of 4,513 shares of its common stock, $0.01 par value ("SSI Common Stock"), and options to purchase 1,955 shares of that stock under employee benefit programs.

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

  NONRECURRING COSTS

     Nonrecurring costs reflect approximately $1.4 million in write-offs of capitalized costs of abandoned projects, including a friction welding system, and $0.8 million of accrued severance costs.

  NEW ACCOUNTING PRONOUNCEMENTS

     SFAS No. 130, "Reporting Comprehensive Income" issued in June 1997, established standards for the reporting of comprehensive income in a company's financial statements. Comprehensive income includes all changes in the equity of a company during the period which result from the Company's transactions with its stockholders. For the Company, SFAS No. 130 was effective for the year beginning January 1, 1998. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires that public business enterprises report certain information about its operating segments in order to provide information about the different types of business activities in which an enterprise engages. The Company's industrial repair and distribution services are integral and any separation of revenues or earning streams would

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


be arbitrary. As such, management does not view or conduct these activities as distinct, separate segments. Therefore, the disclosures required by SFAS 131 are not applicable.

3.  ACQUISITIONS:

  1996

     In November 1996, the Company acquired The Spin Safe Corporation, Inc. ("Spin Safe") in exchange for 54,400 shares of Common Stock, valued at $5.88 per share, and noninterest-bearing notes payable of $400,000 and an agreement to pay certain royalties. The notes are due in four equal annual installments beginning January 15, 1998. Additionally, the Company entered into an agreement with the former stockholders of Spin Safe [T], pursuant to which the Company will make royalty payments to them based on the number of times in excess of a specified base the Spin Safe [T] system is used by the Company through 2011. The cost of this acquisition is recorded as patent costs.

  1997

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

  1998

     The aggregate consideration paid by the Company to purchase Acquired Businesses in 1998 (as described in Note 1) was $38.2 million in cash and assumed debt, $0.4 million in the form of subordinated notes convertible into common shares and 1,749,052 shares of Common Stock.

     Of the total purchase price paid for the Acquisitions, $13.4 million has been allocated to net assets acquired, and the remaining $44.9 million has been recorded as goodwill. On the basis of management's preliminary analysis, the Company expects the historical carrying values of the Acquired Businesses' assets and liabilities will approximate fair value, but this analysis is subject to revision as more information regarding asset and liability valuations becomes available.

     Three of the acquisition agreements for the Additional Acquired Businesses contain provisions requiring the Company to pay additional amounts (the "Makeup Amount") to the former shareholders of each acquired business on the first anniversary of that acquisition if the price of Invatec Common Stock on that anniversary date is below a certain level. Two of those acquisition agreements were entered into on July 9, 1998, and give Invatec the option of paying up to one-half of the Makeup Amount in cash, with the remainder paid in Common Stock valued at the market price on the anniversary date. The third agreement was entered into on June 29, 1998 and gives Invatec the option of paying the entire Makeup Amount in cash or Common Stock valued at the market price on the anniversary date.

     The Makeup Amount in each case is the difference between a set price, being at or slightly above the market price of Invatec Common Stock on the closing date of the acquisition, and the greater of (i) the market price of Invatec Common Stock on the first anniversary of the closing date or (ii) $2.50. If the price of Invatec Common Stock at the respective anniversary dates of each of those acquisitions is not greater than $2.50 per share, the aggregate Makeup Amount would be $6,516,104, of which $4,971,251 may be paid in cash instead of Invatec Common Stock. The price of Invatec Common Stock was less than $2.50 per share on March 26, 1999. If the market price of Invatec Common Stock on the anniversary dates of the

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


acquisitions were the same as its market price of $.8125 on March 26, 1999 and Invatec paid the maximum of $4,971,251 of the Makeup Amount payable in cash, an additional 1,901,358 shares, or approximately 20% of its shares currently issued and outstanding would be due the former shareholders of those acquired businesses. The issuance of those shares could have a substantial dilutive effect on existing shareholders. It is impossible to determine with certainty what the ultimate maximum cash portion of the Makeup Amount will be or whether the Company will have sufficient cash available for such payments when they are due. If the Company is unable to pay the maximum cash portion of the Makeup Amount in cash and is required to satisfy such obligation by delivery of additional shares, the dilution to existing shareholders would be substantially greater than if cash is available to satisfy the obligation.

     In addition, one of the acquisition agreements requires Invatec to pay to each former shareholder for each share of Invatec Common Stock sold by such shareholder after six but before twelve months from the closing date of June 29, 1998, the amount by which $8.35 exceeds the greater of (i) the current market price as of the date on which such share is sold or (ii) $7.35, which was the current market price as of the closing date. At its current Common Stock price levels, Invatec would owe those former shareholders $1.00 per share sold by them before June 29, 1999, payable at Invatec's option in cash or Common Stock valued at its market price on the first anniversary of the closing. As of March 26, 1999, none of the shares issued in that acquisition has been sold and an aggregate of 250,102 shares are available for sale by the former shareholders.

     The following table reflects, on an unaudited pro forma basis, the combined operations of the Company as if the IPO, the SSI Merger, the Company's 1997 and 1998 acquisitions of Acquired Businesses and certain other events and transactions discussed under "-- Unaudited Pro Forma Combined Statements of Operations" in Note 2 also had taken place on January 1, 1997. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations the Company would have obtained had these events and transactions actually taken place when assumed, has obtained since the dates of acquisition or may obtain in the future.


                                          1997        1998
                                       ----------  ----------
                                           (UNAUDITED AND
                                           IN THOUSANDS)
Revenues.............................  $  183,449  $  170,116
Income (loss) before income taxes....       3,399      (2,076)
Net income(loss).....................       1,937      (1,183)
Basic income (loss) per share........  $     0.20  $    (0.12)
                                       ==========  ==========
Diluted income (loss) per share......  $     0.19  $    (0.12)
                                       ==========  ==========


     See discussion of the pro forma adjustments, reflected in the above amounts in Note 2 under "Unaudited Pro Forma Combined Statements of Operations."

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4.  PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following:

                                                                  DECEMBER 31,
                                          ESTIMATED     --------------------------------
                                        USEFUL LIVES         1997             1998
                                        -------------   ---------------  ---------------
Land.................................        --         $     1,616,660  $     1,716,839
Buildings............................     30 years            4,232,884        5,120,878
Leasehold improvements...............     30 years              988,561        4,425,874
Furniture and fixtures...............    3 - 5 years          3,175,375        4,443,392
Machinery and equipment..............      5 years           16,632,340       23,690,367
                                                        ---------------  ---------------
                                                             26,645,820       39,397,350
     Less -- Accumulated
       depreciation..................                       (15,171,119)     (19,927,546)
                                                        ---------------  ---------------
     Property and equipment, net.....                   $    11,474,701  $    19,469,804
                                                        ===============  ===============

     Depreciation expense was approximately $31,000, $692,000, and $2,094,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

5.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

     Activity in the Company's allowance for doubtful accounts consists of the following:


                                                    DECEMBER 31
                                       -------------------------------------
                                         1996         1997          1998
                                       ---------  ------------  ------------
Balance, at beginning of year........  $  25,000  $     25,000  $  1,079,857
Additions............................     --           102,243       107,787
Deductions...........................     --           (80,810)     (413,151)
Allowance for doubtful accounts at
  acquisition dates..................     --         1,033,424       787,611
                                       ---------  ------------  ------------
Balance, at end of year..............  $  25,000  $  1,079,857  $  1,562,104
                                       =========  ============  ============


     Inventory consists of the following:

                                            1997            1998
                                       --------------  --------------
Finished goods.......................  $   14,358,776  $   21,785,485
Work in process......................       1,628,989       4,222,319
                                       --------------  --------------
                                       $   15,987,765  $   26,007,804
                                       ==============  ==============

     Accounts payable and accrued expenses consist of the following:


                                                DECEMBER 31,
                                       ------------------------------
                                            1997            1998
                                       --------------  --------------
Accounts payable, trade..............  $    8,553,604  $    8,086,157
Accrued compensation and benefits....       1,904,116       1,357,717
Accrued insurance....................       1,277,637       1,733,133
Interest payable.....................          53,693       1,067,020
Other accrued expenses...............       3,121,588       7,120,560
                                       --------------  --------------
                                       $   14,910,638  $   19,364,587
                                       ==============  ==============

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6.  SHORT-TERM DEBT:

     In connection with the Company's purchase of Dalco, Inc., two short-term notes totaling $4.7 million were issued to the former owners of Dalco, Inc. The notes bore interest at a rate of 5.5% per annum, were unsecured and were repaid on January 2, 1998.

7.  CREDIT FACILITY:

     The Company's Old Credit Facility was a $90 million three-year revolving credit facility the Company used for acquisitions and general corporate purposes. Declining earnings during 1998 ultimately resulted in the Company defaulting in July 1998 on its Old Credit Facility as a result of failing to meet certain financial covenants requiring specific levels of earnings in relation to debt. This default left the Company unable to borrow funds for acquisitions. The Company remained in default under the loan agreement from July 20, 1998 through March 25, 1999. The Company's acquisition program has been effectively suspended since July 1998 as a result of the low price of the Company's Common Stock and its inability to borrow funds.

     In March 1999, the Company and its existing syndicate of lenders agreed to amend the Company's credit facility to put into place the New Credit Facility. The Company's credit facility was reduced from $90 million to $80 million and restructured to be comprised of a stationary term component of $35 million and a revolving credit facility of up to $45 million, the proceeds of which may be used only for general corporate and working capital purposes. The Company's subsidiaries have guaranteed the repayment of all amounts due under the facility, and repayment is secured by pledges of the capital stock, and all or substantially all of the assets, of those subsidiaries. The New Credit Facility prohibits acquisitions and the payment of cash dividends, restricts the ability of the Company to incur other indebtedness and requires the Company to comply with certain financial covenants. These financial covenants include provisions for maintenance of certain levels of earnings before interest, taxes, depreciation, amortization, certain levels of cash flows as defined by the New Credit Facility and other items specified in the loan agreement. Additionally, the New Credit Facility requires that the Company complete all required programming changes in connection with the Year 2000 compliance objective by September 30, 1999. The Company believes that it will be able to meet this requirement.

     The amount of availability under the New Credit Facility is now governed by a borrowing base which consists primarily of the accounts receivable and inventory of the Company and its subsidiaries, although the amount available under the revolving portion of the credit facility will decrease over time and upon the occurrence of certain specified events, such as a sale of assets outside the ordinary course of business. In addition, the Company and the subsidiaries are now required to (i) meet substantially more stringent reporting covenants, (ii) submit to collateral audits and (iii) deposit all revenues and receipts into lockbox accounts. Interest accrues at the prime rate as in effect from time to time, plus 2%, payable monthly. In addition, fees accrue each quarter at the rate of 1.5% of the unpaid principal balance under the New Credit Facility. If, however, the stationary term component is repaid by July 1, 1999 and the revolving portfolio on that date does not exceed the borrowing base, the aggregate amount of such fees will be reduced to $100,000. If all obligations under the New Credit Facility are repaid in full by June 30, 1999, no such fees will be payable. The entire New Credit Facility matures on April 20, 2000. As of March 26, 1999, the Company was in compliance with all covenants under the New Credit Facility.

     Although the Company believes that based upon current levels of business that it can comply with the various financial covenants contained in the New Credit Facility, a substantial adverse deviation of EBITDA would likely result in a default by the Company of the EBITDA covenants. Therefore, if there is any significant downward deviation in the Company's business or pressure on margins, it is likely that the Company will be in default under the New Credit Facility.

     In connection with the amendment to the New Credit Facility, the syndicate of lenders were issued warrants to purchase up to 482,262 shares of the common stock of the Company, exercisable at $0.73 per share (10% below the market price of such common stock as of March 25, 1999), and granted certain registration rights with respect to the shares issuable upon exercise of the warrants.

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     At December 31, 1998 the Company's outstanding borrowings under the Old Credit Facility were $70.6 million, bearing interest at 9.75%. At March 26, 1999, the Company's borrowings under the New Credit Facility were $70.6 million, bearing interest at 9.75%.

8.  LONG-TERM DEBT:

     Long-term debt consists of the following:

                                            DECEMBER 31,
                                       ----------------------
                                          1997        1998
                                       ----------  ----------
Notes payable to former stockholders
  of Spin Safe, with annual
  installments of $100,000 beginning
  January 15, 1998, non-interest
  bearing, due January 15, 2001,
  unsecured..........................  $  358,125  $  280,906
Installment notes payable; interest
  ranging from 5.09% to 10%, payable
  in monthly installments through
  2006; secured by
  certain assets.....................     265,096     700,068
                                       ----------  ----------
                                          623,221     980,974
Less: current maturities.............     304,310     580,140
                                       ----------  ----------
                                       $  318,911  $  400,834
                                       ==========  ==========

9.  CONVERTIBLE SUBORDINATED DEBT:

     At December 31, 1998, outstanding convertible subordinated debt consisted of approximately $5.1 million aggregate principal amount of 5.0% notes due in 2002, $1.6 million aggregate principal amount of 5.5% notes due in 2004, $4.6 million aggregate principal amount of 5.5% notes due in 2002 and $0.4 million aggregate principal amount of 5.0% notes due 2003. These notes are convertible at initial conversion prices ranging from $16.90 to $22.20 per share at the option of the holder in whole at any time.

10.  INCOME TAXES:

     The provision (benefit) for income taxes consisted of:

                                            YEAR ENDED DECEMBER 31,
                                   -----------------------------------------
                                     1996          1997            1998
                                   ---------  --------------  --------------
Current:
     U.S. Federal................  $  --      $   (1,026,565) $   (1,089,396)
     State.......................     --             513,854         661,728
                                   ---------  --------------  --------------
     Total current benefit.......     --            (512,711)       (427,668)
Deferred:
     U.S. Federal................     --            (478,127)        711,237
     State.......................     --             (31,884)        136,367
                                   ---------  --------------  --------------
     Total deferred provision
       (benefit).................     --            (510,011)        847,604
                                   ---------  --------------  --------------
Total income tax provision
  (benefit)......................  $  --      $   (1,022,722) $      419,936
                                   =========  ==============  ==============

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate tax rate to income before income taxes as follows:

                                              YEAR ENDED DECEMBER 31
                                       -------------------------------------
                                          1996         1997         1998
                                       -----------  -----------  -----------
Statutory federal income tax
  benefit............................         (34)%        (34)%        (34)%
Special compensation charge..........      --               22%      --
Nondeductible goodwill...............      --                2%          43%
Nondeductible expenses...............      --                3%      --
State taxes, net of federal benefit
  of 34%.............................      --                4%          33%
Other................................      --                1%          (1)%
Valuation allowance..................          34%         (10)%     --
                                              ---          ---          ---
Effective income tax rate............           0%         (12)%         41%
                                              ===          ===          ===


     Net deferred tax assets consist of the following:


                                              DECEMBER 31
                                       --------------------------
                                           1997          1998
                                       ------------  ------------
Current deferred tax assets:
     Accrued liabilities and
       valuation allowances not
       currently deductible..........  $  3,723,448  $  4,481,256
                                       ------------  ------------
                                          3,723,448     4,481,256
Noncurrent deferred tax assets:
     Net operating losses............       172,893     3,025,914
     Special compensation charge.....       802,050       802,050
     Amortization of intangibles.....       149,871       --
     Other...........................       266,210       --
                                       ------------  ------------
                                          1,391,024     3,827,964
Valuation allowance..................       --            --
                                       ------------  ------------
Total deferred tax assets............  $  5,114,472  $  8,309,220
                                       ============  ============
Noncurrent deferred tax liabilities:
     Depreciation of property, plant
       and equipment.................      (131,555)     (700,812)
     Amortization of intangibles.....       --           (206,734)
                                       ------------  ------------
                                           (131,555)     (907,546)
                                       ------------  ------------
Net deferred tax assets..............  $  4,982,917  $  7,401,674
                                       ============  ============


     The Company records a valuation allowance for deferred tax assets when management believes it is more likely than not the asset will not be realized. Management believes that the Company's deferred tax asset will be fully realized and therefore has not recorded a valuation allowance for this asset as of December 31, 1997 and 1998.

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences representing deferred tax assets and liabilities result principally from the following:


                                              YEAR ENDED DECEMBER 31,
                                       --------------------------------------
                                           1996          1997         1998
                                       ------------  ------------  ----------
Deferred tax provision during the
  year
     Net operating loss..............  $    107,301  $    644,022  $   --
     Special compensation charge.....       --           (802,050)     --
     Depreciation....................        (2,520)      128,843     302,804
     Accrued expenses not deductible
       for tax.......................        25,168       366,400     544,800
     Valuation allowance.............      (129,949)     (847,226)     --
                                       ------------  ------------  ----------
          Total......................  $    --       $   (510,011) $  847,604
                                       ============  ============  ==========


     Certain deferred tax assets and liabilities were recorded with respect to purchase accounting for the Acquired Businesses during the year ended December 31, 1998.

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

     At December 31, 1998, the Company had reserved approximately 601,000 shares of Common Stock for issuance on conversion of its outstanding convertible subordinated notes described in Note 9, and 1,500,000 shares of Common Stock for issuance on the exercise of stock options

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


under Invatec's 1997 Incentive Plan, of which options to purchase a total of 558,198 shares then were exercisable at exercise prices ranging from $1.00 per share to $17.00 per share. The Company has not reserved a specific number of shares of Common Stock for issuance in payment of any Makeup Amount that may be due to certain former shareholders of the three 1998 Additional Acquired Businesses discussed in Note 3 because it is unable to determine what amount, if any, may be owing until the anniversary dates of the acquisitions and because of the uncertainty of the availability of cash to pay the portion of the Makeup Amount that may be paid in cash. The Company beleives it will have a sufficient number of authorized but unissued shares to pay all of the Makeup Amount in stock if necessary.

     Invatec's certificate of incorporation authorizes the issuance of up to
30.0 million shares of Common Stock, of which 9,664,562 shares were issued and outstanding as of December 31, 1998, and 5.0 million shares of preferred stock, none of which has been issued.

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

  1997 INCENTIVE PLAN

     The Company has adopted an incentive plan (the "Incentive Plan") that provides for the granting or awarding of stock options and other performance-based awards to key employees, nonemployee directors and independent contractors of the Company and its subsidiaries. The Incentive Plan aims to attract and retain the services of key employees and qualified independent directors and contractors by making stock option and other performance-based awards tied to the growth and performance of the Company. At December 31, 1998, Invatec had reserved 1,500,000 shares of Common Stock for use under the Incentive Plan. Beginning in the second quarter of 1998, the number of shares available for that use is the greater of 1,500,000 or 15% of the number of shares of Common Stock outstanding on the last day of the preceding quarter.

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes the stock options outstanding at December 31, 1998 and changes during the three years then ended:

                                                            WEIGHTED-
                                        SHARES UNDER         AVERAGE
                                           OPTION         EXERCISE PRICE
                                        ------------      --------------
Balance at December 31, 1995.........       121,000            13.18
     Granted.........................        71,899            10.00
     Exercised.......................       --                --
     Cancelled.......................       (71,000)           18.94
                                        ------------
Balance at December 31, 1996.........       121,899             7.94
     Warrants converted to options...        15,000            10.00
     Granted.........................     1,310,389             9.97
     Exercised.......................       (50,000)            5.00
     Cancelled.......................        (1,540)           10.00
                                        ------------
Balance at December 31, 1997.........     1,395,748             9.97
     Granted.........................       586,236             3.40
     Exercised.......................       (23,500)            8.87
     Cancelled.......................      (502,500)           11.51
                                        ------------
Balance at December 31, 1998.........     1,455,984             6.81
                                        ============
Available for grant at December 31,
  1998...............................        44,016
                                        ============


     The options outstanding at December 31, 1998 have exercise prices from $1.00 to $17.00 per share, and a weighted average remaining contractual life of
6.02 years.

     At December 31, 1997 and 1998 the number of options exercisable was 533,873 and 558,198, respectively, and the weighted average exercise price of those options was $9.97 and $ 7.96, respectively.

     The Company accounts for options by applying APB Opinion No. 25, under which no compensation expense (other than described in Note 2) has been recognized. The Company's pro forma compensation expense for 1996 is zero as options were determined to be without value under SFAS No. 123 using the minimum value option method.

     If the Company had recorded 1997 and 1998 compensation cost for option grants consistent with SFAS No. 123, 1997 and 1998 net loss and loss per share would have been increased by the following pro forma amounts:


                                          YEAR ENDED DECEMBER 31,
                                       ------------------------------
                                            1997            1998
                                       --------------  --------------
Net Loss:
     As Reported.....................  $   (7,499,964) $   (1,414,973)
     Pro forma.......................  $   (8,350,661) $   (3,001,219)
Loss Per Share:
  Basic
     As Reported.....................  $        (2.25) $        (0.16)
     Pro forma.......................  $        (2.50) $        (0.33)


     The pro forma compensation cost may not be representative of that to be expected in future years because options vest over several years and additional awards may be made each year.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions used for grants in 1997 and 1998,

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


respectively: dividend yield of 0% and 0%; expected volatility of 48.43% and 50.27%; risk-free interest rate of 6.09% and 4.94%; and expected lives of 6.92 years and 7.0 years.

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

12.  EARNINGS PER SHARE:

     The computation of earnings (loss) per share of Common Stock is presented in accordance with SFAS No. 128, "Earnings Per Share," based on the following shares of Common Stock outstanding:

                                          1996         1997         1998
                                       -----------  -----------  -----------
Issued and outstanding at January
  1..................................    1,432,951    1,481,919    7,890,198
Issued to acquire businesses
  (weighted).........................      --            25,016    1,116,316
Issued in connection with the
  Company's IPO (weighted)...........      --           726,445      --
Issued in redemption of SSI Preferred
  Stock (weighted)...................      --           228,192      --
Issued in connection with SSI and
  Invatec merger (weighted)..........      --           170,105      --
Issued for stock options exercised
  and warrants exercised
  (weighted).........................        8,184      766,303       18,401
                                       -----------  -----------  -----------
Weighted average shares
  outstanding -- Basic and Diluted...    1,441,135    3,397,980    9,024,915
                                       ===========  ===========  ===========


     Common share equivalents including options to purchase 10,301 shares of Common Stock and $12.5 million of subordinated debt convertible into Common Stock at prices ranging from $16.90 to $22.20 per share, outstanding at December 31, 1997, were not included in the computation of diluted EPS as their effect on EPS was antidilutive.

     Common share equivalents including options to purchase 258,583 shares of Common Stock, approximately 2.5 million shares of Common Stock assumed to be issued for guaranteed stock prices, and $11.7 million of subordinated debt convertible into Common Shares at prices ranging between $16.90 and $22.20 per share, outstanding at December 31, 1998, were not included in the computation of diluted EPS as their effect on EPS was antidilutive.

13.  REDEEMABLE PREFERRED STOCK:

     In 1995, SSI issued and sold 20,000 shares of its redeemable preferred stock to Philip for $2.0 million ($100 per share). In the SSI Merger in 1997, these shares, together with accrued dividends thereon, converted into 154,958 shares of Common Stock.

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14.  COMMITMENTS AND CONTINGENCIES:

  OPERATING LEASES

     The Company leases warehouse space, office facilities and vehicles under noncancelable leases. Rental expense for 1996, 1997 and 1998 was approximately $162,400, $822,400, and $2,765,553, respectively. The following represents future minimum rental payments under noncancelable operating leases:


Year ending December 31 --
     1999............................  $    3,010,999
     2000............................       2,804,987
     2001............................       2,040,896
     2002............................       1,273,234
     2003............................         542,135
     Thereafter......................       2,508,285
                                       --------------
                                       $   12,180,536
                                       ==============

  LITIGATION

     In the ordinary course of its business, the Company has become involved in various legal actions. Management, after consultation with legal counsel, does not believe that the outcome of these legal actions will have a material effect on the Company's financial position or results of operations.

15.  CERTAIN TRANSACTIONS:

     The Company had a management agreement with CATS, an entity then related by common ownership. Management fee expense for 1996 and 1997 was approximately $108,000 and $353,000, respectively. This agreement terminated in 1997.

16.  EMPLOYEE BENEFIT PLANS:

     The Company maintains certain 401(k) plans which allow eligible employees to defer a portion of their income through contributions to the plans. No contributions were required or made to these plans during 1996. The Company contributed approximately $59,000 and $596,000 to its plans during the years ended December 31, 1997 and 1998, respectively.

17.  RELATIONSHIP WITH PHILIP:

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

18.  SERVICE AND DISTRIBUTION AGREEMENTS:

     The Company purchases, sells and services various products under service and distribution agreements with its major suppliers. In general, these agreements are cancelable by the suppliers upon 30 to 60 days' notice. Management does not anticipate cancellation of these agreements.