Form 10-K405/A
period 1998-12-31
INNOVATIVE VALVE TECHNOLOGIES INC
filed 1999-04-30
CIK 1036442

================================================================================

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None
================================================================================

                                EXPLANATORY NOTE

      This Amendment on Form 10-K/A to the Annual Report on Form 10-K of Innovative Valve Technologies, Inc. ("Invatec" or the "Company") for the year ended December 31, 1998 is filed solely to include Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions), not previously included in the Form 10-K, as permitted by General Instruction G(3) of Form 10-K, and to file certain exhibits under Item 14 (Exhibits, Financial Statement Schedules, and Reports on Form 8-K).


                        TABLE OF CONTENTS TO FORM 10-K/A

                                                                            PAGE
                                    PART III

Item 10. Directors and Executive Officers of the Registrant ................   1
Item 11. Executive Compensation ............................................   3
Item 12. Security Ownership of Certain Beneficial Owners and Management ....   8
Item 13. Certain Relationships and Related Transactions ....................   9

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...  10

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

                  The following table sets forth certain information as of March 31, 1999, concerning each of the directors and executive officers of Invatec:

                                                                                       DIRECTOR
NAME                       AGE          POSITION                                        CLASS
----                       ---          --------                                       --------
William E. Haynes           55     Chairman of the Board and Chief Executive Officer      I
Charles F. Schugart         39     President and Director                                 II
Pliny L. Olivier            53     Senior Vice President - Operations
Douglas R. Harrington, Jr.  34     Vice President and Chief Financial Officer,
                                   Treasurer and Secretary
Robert M. Chiste            51     Director                                              III
Arthur L. French            58     Director                                               I
Roger L. Miller             58     Director                                               II
Felix Pardo                 61     Director                                               II
T. Wayne Wren               50     Director                                              III

      Invatec's Board of Directors (the "Board") has three director classes, each of which, following a transitional period, will have a three-year term, with one class being elected each year at that year's annual stockholders' meeting. The second term of the Class I directors will expire at the 2001 meeting, while the initial terms of the Class II directors and the Class III directors will expire at the 1999 meeting and the 2000 meeting, respectively. The Board appoints Invatec's executive officers annually to serve for the ensuing year or until their respective successors have been duly appointed. The executive officers and directors listed above have had the business experience indicated below during the last five years.

      WILLIAM E. HAYNES has been Chairman of the Board since May 1997 and Chief Executive Officer since March 1997. He also served as President of Invatec from March 1997 until October 1998 and as President and Chief Executive Officer of SSI from November 1996 until March 1997. From July 1992 through December 1995, Mr. Haynes served as President and Chief Executive Officer of LYONDELL-CITGO Refining Company Ltd. Mr. Haynes is also a director of Philip Services Corp., an industrial and environmental services company ("Philip").

      CHARLES F. SCHUGART was elected Chief Financial Officer, Secretary and Treasurer of Invatec in March 1997, Senior Vice President - Corporate Development in July 1997, and President in October 1998. He previously served for over 12 years in a variety of capacities with Arthur Andersen LLP, including most recently as Senior Manager. Mr. Schugart is a Certified Public Accountant. Mr. Schugart was elected a director of Invatec in February 1999.

      PLINY L. OLIVIER has been Senior Vice President - Operations since March 1998. Prior thereto, Mr. Olivier had been President of GSV, Inc., currently a subsidiary of Invatec, since November 1985.

      DOUGLAS R. HARRINGTON, JR. has served as Vice President of Invatec since March 1997, and was elected Treasurer in August 1998, and Secretary and Chief Financial Officer in October 1998. Mr. Harrington also served as Assistant Treasurer, Assistant Secretary and Corporate Controller of Invatec from March 1997 until October 1998. Prior to February 1997, he served in various capacities, including most recently as Controller - U.S. Operations for Gundle/SLT Environmental, Inc. from March 1992 through May 1995 and from January 1996 until February 1997. From May 1995 through December 1995, Mr. Harrington served as Senior Manager - Accounting for BSG Consulting, Inc. Mr. Harrington is a Certified Public Accountant.

      ROBERT M. CHISTE has been a director of the Company since October 1997. He was President, Industrial Services Group, of Philip from July 1997 until May 1998 and has served as Chairman and Chief Executive Officer of TriActive Technologies, Inc. since that date. He served as Vice Chairman of Allwaste, Inc. ("Allwaste"), a provider of industrial and environmental services, from May 1997 through July 1997, President and Chief Executive Officer of Allwaste from October 1994 through July 1997 and a director of Allwaste from January 1995 through August 1997. Philip acquired Allwaste in July 1997. Prior to October 1994, Mr. Chiste served as Chief Executive Officer and President of American National Power, Inc. and as Senior Vice President of Transco Energy Company. Mr. Chiste is a director of Franklin Credit Management Corp., a New York-based financial services company, and Pentacon, Inc., a distributor of fasteners and small parts to original equipment manufacturers.

      ARTHUR L. FRENCH has been a director of the Company since October 1997. He has served as Chairman of the Board, Chief Executive Officer and President of Metals USA, Inc., a metals processor and manufacturer of metal components, since December 1996. From 1989 to 1996, Mr. French served as Executive Vice President and a director of Keystone International, Inc., a manufacturer of industrial valves and controls, with responsibility for domestic and international operations.

      ROGER L. MILLER founded The Safe Seal Company, Inc. ("SSI") in 1991 and was its President until December 1996 when he became Chairman of the Board of SSI. He resigned as an officer and director of SSI immediately prior to Invatec's initial public offering in October 1997. Mr. Miller engaged in private investments until January 1999 when he founded and became Chief Executive Officer of Outsource Management, Inc., a Houston based company organized to provide outsourcing procurement services for large buyers of precision manufactured products. Mr. Miller was elected a director of Invatec in November 1998.

      FELIX PARDO has been a director of Philip since March 1994 and was the Chief Operating Officer of Philip from March 1998 until his appointment as President and Chief Executive Officer in May 1998. Mr. Pardo resigned that position in November 1998 and is currently serving as

Chairman of Dyckerhoff, Inc., a cement and building materials company. From May 1992 to March 1998, Mr. Pardo was the President and Chief Executive Officer of Ruhr-American Coal Corporation. Mr. Pardo was elected a director of the Company in August 1998 pursuant to the request of Philip, the Company's largest shareholder, that it have a representative on the board of directors.

      T. WAYNE WREN, JR. has been a director of the Company since October 1997. He is currently a financial consultant. He served as Senior Vice President of PSC Enterprises, Inc., a subsidiary of Philip, from July 1997 to March 1998 and served as Senior Vice President-Chief Financial Officer and Treasurer of Allwaste from March 1996 through July 1997, having served as its Vice President
- Chief Financial Officer since November 1995. From January 1994 to November 1995, Mr. Wren was an independent financial consultant. He also provided financial consulting services to Allwaste pursuant to a consulting agreement from January 1994 to June 1994.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons holding more than 10% of a registered class of the Company's equity securities to file with the SEC initial reports of ownership, reports of changes in ownership and annual reports of ownership of Common Stock and other equity securities of the Company. Such directors, officers and stockholders are also required to furnish the Company with copies of all such filed reports. Based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during 1998, the Company believes that all Section 16(a) reporting requirements related to the Company's directors and executive officers were timely fulfilled during 1998.

ITEM 11.  EXECUTIVE COMPENSATION

      The following table sets forth information regarding the compensation earned by the Company's Chief Executive Officer, its three other most highly compensated executive officers whose salary and bonus exceeded $100,000 and two former executive officers, for services rendered to the Company during 1998 and 1997:

                           SUMMARY COMPENSATION TABLE

                                                                                                            LONG-TERM
                                                                 ANNUAL COMPENSATION                    COMPENSATION AWARDS
                                                        ---------------------------------------   ------------------------------
                                                                                                    SHARES              ALL
                                                                                   OTHER ANNUAL   UNDERLYING           OTHER
NAME AND PRINCIPAL POSITION                     YEAR     SALARY         BONUS      COMPENSATION    OPTIONS          COMPENSATION
---------------------------                     ----    --------       --------    ------------   ----------        ------------
William E. Haynes ..........................    1998    $174,970(1)    $   --      $       --         10,000(2)     $       --
     Chairman of the Board and                  1997     125,000(3)     127,750         724,700(4)   347,966(2)(5)          --
     Chief Executive Officer

Charles F. Schugart ........................    1998     179,167           --              --        128,750(2)             --
     President                                  1997     151,042(6)     122,500         150,000(7)   138,608(2)(5)          --

Pliny L. Olivier ...........................    1998     170,552           --             4,000      126,250(2)             --
     Senior Vice President -                    1997     124,694(8)      59,545            --        100,000(2)             --
     Operations

Douglas R. Harrington, Jr. .................    1998     102,887           --              --        103,750(2)             --
     Vice President and                         1997      72,958(6)      34,000          15,000(9)    61,356(2)             --
     Chief Financial Officer,
     Treasurer and Secretary

Curry B. Walker, Jr. (8) ...................    1998     150,000           --              --           --                  --
     Former Vice President -                    1997      83,785          3,714           5,383       40,000                --
     Quality, Safety, and
     Engineering

Denny A. Rigas (6) .........................    1998     134,399           --             6,800         --                  --
     Former Senior Vice President-              1997     111,892         25,000            --        122,710             110,674(10)
     Technology and Marketing

--------------------

(1) Effective October 1, 1998, Mr. Haynes voluntarily reduced his annual salary from $200,000 to $100,000, retaining the right to prospectively reinstate his full salary at a later time.

(2) The 1997 amounts include options granted in 1997 which were surrendered in 1998 as follows: Mr. Haynes - 10,000 options with an exercise price of $13.00; Mr. Schugart - 50,000 options with an exercise price of $9.00 and 50,000 options with an exercise price of $13.00; Mr. Olivier - 20,000 options with an exercise price of $9.00, 20,000 options with an exercise price of $13.00, and 60,000 options with an exercise price of $15.75; and Mr. Harrington - 25,000 options with an exercise price of $9.00 and 25,000 options with an exercise price of $13.00.

(3) Represents salary from May 1997. Mr. Haynes did not receive any salary prior thereto.

(4) Represents a one-time $300,000 bonus paid on the closing of the IPO in October 1997 and a January 1997 award of SSI common stock valued at $424,700 for federal income tax purposes.

(5) Includes shares subject to options into which previously outstanding options granted in 1997 to purchase shares of common stock of SSI were converted in the October 1997 merger pursuant to which SSI became a subsidiary of the Company as follows: Mr. Haynes - 250,000 and Mr. Schugart - 100,000.

(6) Represents salary for 1997 from date of employment of February for Messrs. Schugart and Harrington and June for Mr. Rigas. Mr. Rigas' employment with the Company terminated September 28, 1998.

(7) Represents a one-time $50,000 bonus and a January 1997 award of SSI common stock valued at $100,000 for federal income tax purposes.

(8) Salary for 1997 is from post-acquisition date of March 1997 for Mr. Olivier and June 1997 for Mr. Walker. Mr. Walker resigned as an executive officer of the Company on February 15, 1999.

(9)   Represents a one-time bonus paid on the closing of the IPO.

(10) Represents a one-time advance for moving expenses under Mr. Rigas' employment agreement.


OPTION GRANTS

      The following table sets forth information regarding the options granted during 1998 to the executive officers named in the Summary Compensation Table:

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                      INDIVIDUAL GRANTS                       POTENTIAL REALIZABLE
                                                       ----------------------------------------------------      VALUE AT ASSUMED
                                                       NUMBER OF     % OF TOTAL                               ANNUAL RATES OF STOCK
                                                        SHARES        OPTIONS                                 PRICE APPRECIATION FOR
                                                       UNDERLYING    GRANTED TO                                   OPTION TERM (2)
                                                        OPTIONS      EMPLOYEES      EXERCISE     EXPIRATION   ----------------------
NAME                                                   GRANTED (1)   IN 1998         PRICE          DATE           5%          10%
----------------------------------------------------   ----------    ----------    ----------   ------------  ----------   ---------
William E. Haynes ..................................       10,000             2%   $     2.75    August 2005  $   11,195   $  26,090

Charles F. Schugart ................................       10,000             2%         2.75    August 2005      11,195      26,090
                                                          118,750            27%         2.00   October 2004      96,686     225,320

Pliny L. Olivier ...................................       70,000            16%         2.75    August 2005      78,367     182,628
                                                           56,250            13%         2.00   October 2004      45,799     106,731

Douglas R. Harrington, Jr ..........................       10,000             2%         2.75    August 2005      11,195      26,090
                                                           93,750            21%         2.00   October 2004      76,331     177,884

------------------

(1) During 1998, the executive officers name above surrendered options granted in 1997 as follows: Mr. Haynes - 10,000 options with an exercise price of $13.00; Mr. Schugart - 50,000 options with an exercise price of $9.00 and 50,000 options with an exercise price of $13.00; Mr. Olivier - 20,000 options with an exercise price of $9.00, 20,000 options with an exercise price of

      $13.00, and 60,000 options with an exercise price of $15.75; and Mr. Harrington - 25,000 options with an exercise price of $9.00 and 25,000 options with an exercise price of $13.00.

(2) Calculated on the basis of the indicated rate of appreciation in the value of the Common Stock, compounded annually from the assumed fair market value on the date of grant to the end of the option term.

AGGREGATE OPTION HOLDINGS AND YEAR-END VALUES

                  No options to purchase Common Stock were exercised during 1998 by any of the named executive officers. The following table presents information regarding the value of options outstanding at December 31, 1998 for each of the executive officers named in the Summary Compensation Table:

                                           NUMBER OF SHARES                  VALUE OF UNEXERCISED
                                        UNDERLYING UNEXERCISED               IN-THE-MONEY OPTIONS
                                      OPTIONS AT FISCAL YEAR-END             AT FISCAL YEAR END (1)
                                     ------------------------------      ------------------------------
NAME                                 EXERCISABLE      UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
----                                 -----------      -------------      -----------      -------------
William E. Haynes .............          221,299            126,667      $   153,121      $        --
Charles F. Schugart ...........          101,316             66,042           93,772             33,428
Pliny L. Olivier ..............           51,456             74,794           15,834             15,834
Douglas R. Harrington, Jr .....           61,564             53,542           44,140             26,391
Curry B. Walker, Jr ...........           20,000             20,000             --                 --
Denny A. Rigas ................           22,710               --             35,496               --

----------

(1) The closing price for the Common Stock on the Nasdaq National Market was $2.56 per share on December 31, 1998. Value is calculated on the basis of the difference between the option exercise price and $2.56.

DIRECTORS' REMUNERATION

      The Company pays each director who is not a Company employee (a "Nonemployee Director") fees of $1,000 for each Board meeting attended and each Board committee meeting attended (except for committee meetings held on the same day as Board meetings), and on the date of the annual meeting of stockholders in 1998 the Company awarded to each Nonemployee Director options to purchase 10,000 shares of Common Stock pursuant to the Company's 1997 Incentive Plan (the "Incentive Plan"). Each of the directors elected to the Board after the annual meeting of stockholders automatically received on the date of his election options to purchase that portion of 10,000 shares represented by the portion of the year remaining from his election until the next annual meeting of stockholders. In addition, in August 1998, Nonemployee Directors received an award of 10,000 options and Nonemployee Directors who served on the Special Committee of the Board received an additional award of 5,000 options (the "August Options"). Options granted to Nonemployee Directors have a seven year term, are granted at an exercise price equal to the fair market value of a share of Common Stock on the date of the grant and vest in annual increments of one-third beginning on the first anniversary of the date of the grant, except for the August Options which begin to vest one-third on the date of grant. The Company will not pay any additional compensation to its employees for serving as directors, but will reimburse all directors for out-of-pocket expenses they incur in connection with attending Board or Board committee meetings or otherwise in their capacity as directors.

EMPLOYMENT AGREEMENTS

      The Company has employment agreements with Messrs. Haynes, Schugart, Olivier and Harrington. Mr. Rigas' employment was terminated pursuant to his Employment Agreement with the Company on September 28, 1998. Each of the agreements with the Company's current executive officers provides for an annual minimum base salary and entitles the employee to participate in all of the Company's compensation plans (as defined) in which executive officers of the Company participate. Mr Haynes' agreement has a continuous term of three years, Mr. Schugart's agreement has a continuous term of two years, and Messrs. Olivier and Harrington's agreements have two year terms, in each case subject to the right of either party to terminate the employee's employment at any time.

      If the employment of Messrs. Haynes or Schugart is terminated by reason of that employee's death or disability (as defined), by the Company without cause (as defined) or by the employee for good cause (as defined), the employee or his estate will be entitled to a lump-sum payment equal to a multiple (three for Mr. Haynes and two for Mr. Schugart) of his highest annual salary and incentive bonuses. If a change of control (as defined) of the Company occurs, each of Mr. Haynes and Mr. Schugart may terminate his employment at any time during the 730-day period beginning 270 days following that event and receive the same lump-sum payment together with such amount as may be necessary to hold him harmless from the consequences of any resulting excise or other similar purpose tax relating to "parachute payments" under the Internal Revenue Code of 1986, as amended. If the employment of Messrs. Harrington or Olivier is terminated by the Company without cause, the employee will be entitled to a lump sum payment equal to his salary for the longer of (i) the remaining term of his agreement or (ii) twelve months in the case of Mr. Harrington and six months in the case of Mr. Olivier. Under a separate Termination Agreement with the Company, Mr. Harrington is entitled to receive a lump sum payment equal to two times his highest annual salary during the three years ended immediately prior to his termination following a change in control (as defined), but only to the extent that amount exceeds the lump sum payment due under his employment agreement.

      Each agreement contains a covenant limiting competition with the Company for two years following termination of employment, except for Mr. Harrington's agreement which contains a one year covenant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      In 1998 the Compensation Committee consisted of Michael A. Baker and Messrs. Chiste and Knight. Since February 1999, the Compensation Committee has consisted of Messrs. Chiste and Pardo. Mr. Chiste was the chief executive officer of Allwaste prior to its acquisition by Philip in July 1997, and President, Industrial Services Group, of Philip from July 1997 until May 1998. Mr. Pardo was the President of Philip until November, 1998 and currently serves as a director of that company. Mr. Haynes, the Chairman of the Board and Chief Executive Officer of Invatec, also serves on the Board of Philip.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of March 31, 1999, the "beneficial ownership" (as defined by the SEC) of the Common Stock of (i) each person known to the Company to beneficially own more than 5% of its outstanding shares of Common Stock, (ii) each of the Company's directors, (iii) the executive officers of the Company named in the Summary Compensation Table and (iv) all executive officers and directors of the Company as a group. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.

                                                                SHARES BENEFICIALLY
                                                                    OWNED (1)
                                                               ---------------------
NAME                                                            NUMBER      PERCENT
----                                                           ---------   ---------
Philip Services Corp. (2) ..................................   2,340,716        22.4%
       100 King Street,
       P.O. Box 2440, LCD 1
       Hamilton, Ontario  Canada L8N 4J6
Robert Alpert ..............................................   1,269,700        12.1
       The Alpert Companies
       Three Allen Center
       333 Clay, Suite 4150
       Houston, Texas 77002

Wellington Management Company, LLP (3) .....................     925,000         8.9
       75 State Street
       Boston, Massachusetts 02109

Roger L. Miller (4) ........................................     563,219         5.4
       P.O. Box 572843
       Houston, Texas 77257

William E. Haynes ..........................................     367,964         3.4
Charles F. Schugart ........................................     159,116         1.5
Pliny L. Olivier ...........................................      51,456           *
Douglas R. Harrington, Jr ..................................      78,564           *
Curry B. Walker, Jr. (5) ...................................     199,171         1.9
Denny A. Rigas .............................................      56,710           *
Robert M. Chiste ...........................................      48,333           *
Arthur L. French ...........................................       6,666           *
Felix Pardo ................................................        --             *
T. Wayne Wren, Jr ..........................................      13,333           *

Executive officers and directors as a group (11 persons) ...   1,544,532        14.8

----------
*Less than 1%

(1) Shares shown include shares subject to currently exercisable options, as follows: Mr. Haynes - 221,299; Mr. Schugart - 101,316; Mr. Olivier - 51,456; Mr. Harrington - 61,564; Mr. Walker - 20,000; Mr. Rigas - 22,710;
      Mr. French - 6,666; Mr. Wren - 8,333; Mr. Chiste - 8,333; and all executive officers and directors as a group - 501,677.

(2) Shares shown are directly owned by wholly owned subsidiaries of Philip, as follows: Philip Industrial Services Group, Inc. - 2,185,758 shares; and Philip Environmental Services, Inc. - 154,958 shares. The address of both Philip subsidiaries is 5151 San Felipe, Suite 1600, Houston, Texas 77056. Allen Fracassi, the interim chief executive officer of Philip, has sole voting and investment power respecting the shares of which Philip is the beneficial owner, subject to the direction of that corporation's board of directors. Mr. Fracassi disclaims beneficial ownership of those shares.

(3) Wellington Management Company, LLP is a registered investment adviser that shares the voting and investment power over the shares held in its name.

(4) Mr. Miller is the direct beneficial owner of 425,400 shares and, as the owner of Computerized Accounting and Tax Services, Inc., is the beneficial owner of the 137,819 shares it owns.

(5) Shares shown include 179,171 shares issuable on the conversion of a convertible subordinated note at an initial conversion price of $16.90 per share.

CHANGE IN CONTROL

      In 1998, Invatec acquired three businesses pursuant to acquisition agreements which contained provisions requiring the Company to pay a Makeup Amount to the former shareholders of each acquired business on the first anniversary of that acquisition if the price of Invatec Common Stock on that anniversary date is below a certain level. As described in "Businesses Acquired in 1998" in Item 1 of this Report, a portion of the Makeup Amount must be paid in Invatec Common Stock and the remainder may be paid in cash or stock at the option of the Company.

      If the market price of Invatec Common Stock on the anniversary dates of the acquisitions were the same as its market price of $.8125 on March 29, 1999, and Invatec paid the maximum of $4,971,251 of the Makeup Amount payable in cash, an additional 1,901,358 shares, or approximately 20% of its shares currently issued and outstanding, would be due the former shareholders of those acquired businesses. If the Company is unable to pay the maximum cash portion of the Makeup Amount in cash and is required to pay a larger portion of the Makeup Amount by delivery of additional shares, the former shareholders of two of those acquired businesses, either Plant Maintenance, Inc. ("PMI") or Collier Equipment Corporation ("Collier") might, individually or collectively, have beneficial ownership of Invatec stock that would exceed the beneficial ownership of any current shareholder. A potential change in control of the Company might result. The Company is unable to predict what the ultimate cash portion of the Makeup Amount will be or the market price of the Company's Common Stock at the respective anniversary dates of such acquisitions, and, therefore, the ultimate number of shares issuable to the former shareholders of PMI or Collier.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LOANS TO EXECUTIVE OFFICERS

      At March 31, 1999, Invatec had outstanding an interest-free loan to Mr. Haynes made pursuant to his employment agreement in the principal amount of $174,338 to enable him to pay the federal income taxes attributable to the stock awards made to him in 1997 and reflected in the Summary Compensation Table above under "Other Annual Compensation." The loan, which is evidenced by a promissory note, may be repaid, at Mr. Haynes' option, in cash or shares of Common Stock valued at its market value at the time of payment. The Company believes the terms of this loan are more favorable to Mr. Haynes than the terms available from disinterested third parties.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

       (a) (3)  Exhibits.

EXHIBIT
NUMBER                              DESCRIPTION
--------       -----------------------------------------------------------------
*10.2(b)  --   Letter Agreement dated October 30, 1998 between the Company and
               William E. Haynes.

*10.5(c)  --   Termination Agreement dated August 21, 1998 between the Company and Douglas R. Harrington, Jr.

------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this Form 10-K/A.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             INNOVATIVE VALVE TECHNOLOGIES, INC.
Date: April 30, 1999                         By:/s/WILLIAM E. HAYNES
                                                   WILLIAM E. HAYNES
                                                   CHIEF EXECUTIVE OFFICER