Form 10-Q
period 1999-03-31
INNOVATIVE VALVE TECHNOLOGIES INC
filed 1999-05-17
CIK 1036442

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

   (MARK ONE)

      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED March 31, 1999
                                       OR
      [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________TO _________

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

                           ------------------------

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at May 14, 1999 was 9,664,562.

=============================================================================

                     INNOVATIVE VALVE TECHNOLOGIES, INC.

                FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999

                                      INDEX

                                                                           PAGE
                                                                           ----
Part I -- Financial Information......................................        2
  Item 1 -- Financial Statements.....................................        2
   Consolidated Balance Sheets as of December 31, 1998 and
     March 31, 1999 (Unaudited)......................................        2
   Consolidated Statements of Operations for the Three Months
      Ended March 31, 1998 and 1999 (Unaudited)......................        3
   Consolidated Statements of Cash Flows for the Three Months
     Ended March 31, 1998 and 1999 (Unaudited).......................        4
   Notes to Consolidated Financial Statements (Unaudited)............        5
  Item 2 -- Management's Discussion and Analysis of Financial
      Condition and Results of Operations............................       10
  Item 3 -- Quantitative and Qualitative Disclosures About Market
     Risk............................................................       15
Part II --  Other Information........................................       15
  Item 2 -- Changes in Securities and Use of Proceeds................       15
  Item 6 -- Exhibits and Reports on Form 8-K.........................       16

                         PART I - FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS


             INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                  DECEMBER 31,      MARCH 31,
                                                     1998             1999
                                                 -------------    -------------
                                                                   (UNAUDITED)
                   ASSETS
CURRENT ASSETS:
   Cash ......................................   $        --      $        --
   Accounts receivable, net of allowance
     of $1,562,104 and $1,474,442 ............      29,634,167       31,324,112
   Inventories, net ..........................      26,007,804       27,367,943
   Prepaid expenses and other current
     assets ..................................       2,366,871        2,311,434

   Deferred tax asset ........................       4,481,256        4,481,256
                                                 -------------    -------------
         Total current assets ................      62,490,098       65,484,745
PROPERTY AND EQUIPMENT, net ..................      19,469,804       19,306,229
GOODWILL, net ................................      96,175,294       95,559,329
OTHER NONCURRENT ASSETS, net .................       5,564,642        5,764,223
                                                 -------------    -------------
         TOTAL ASSETS ........................   $ 183,699,838    $ 186,114,526
                                                 =============    =============
   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt ......   $     580,140    $     299,335
   Accounts payable and accrued expenses .....      19,364,587       22,386,157
                                                 -------------    -------------
         Total current liabilities ...........      19,944,727       22,685,492
CREDIT FACILITY ..............................      70,570,584       70,325,181
LONG-TERM DEBT, net ..........................         400,834          266,673
CONVERTIBLE SUBORDINATED DEBT ................      11,668,875       11,668,875
OTHER LONG-TERM OBLIGATIONS ..................       1,909,774        1,899,234
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:

      Common stock, $0.001 par value,
        30,000,000 shares authorized,
        9,664,562 shares issued
        and outstanding ......................           9,665            9,665
      Additional paid-in capital .............      90,960,972       91,067,070
      Retained deficit .......................     (11,765,593)     (11,807,664)
                                                 -------------    -------------
          Total stockholders' equity .........      79,205,044       79,269,071
                                                 -------------    -------------

          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY .............   $ 183,699,838    $ 186,114,526
                                                 =============    =============


The accompanying notes are an integral part of these consolidated financial statements.

             INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED
                                                           MARCH 31
                                               --------------------------------
                                                   1998                 1999
                                               ------------        ------------

REVENUES ...............................       $ 33,504,037        $ 43,930,553

COST OF OPERATIONS .....................         22,621,985          30,802,636
                                               ------------        ------------
   Gross profit ........................         10,882,052          13,127,917
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES ..............          7,985,005          11,004,868
                                               ------------        ------------
   Income from operations ..............          2,897,047           2,123,049
OTHER INCOME (EXPENSE):
   Interest expense, net ...............           (709,490)         (1,931,991)
   Other ...............................             12,983              37,907
                                               ------------        ------------
INCOME BEFORE INCOME TAXES .............          2,200,540             228,965
PROVISION FOR INCOME TAXES .............            946,232             271,036
                                               ------------        ------------
NET INCOME (LOSS) ......................       $  1,254,308        $    (42,071)
                                               ============        ============

EARNINGS (LOSS) PER SHARE -
   BASIC ...............................       $       0.16        $       --
                                               ============        ============
EARNINGS (LOSS)PER SHARE -
   DILUTED .............................       $       0.15        $       --
                                               ============        ============
WEIGHTED AVERAGE SHARES
  OUTSTANDING - BASIC ..................          8,029,092           9,664,562
                                               ============        ============
WEIGHTED AVERAGE SHARES
  OUTSTANDING - DILUTED ................          8,684,764           9,664,562
                                               ============        ============


The accompanying notes are an integral part of these consolidated financial statements.

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31
                                                      ----------------------------
                                                          1998            1999
                                                      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss) ...........................   $  1,254,308    $    (42,071)
      Adjustments to reconcile net income (loss) to
         net cash provided by (used in) operating
         activities -
      Depreciation and amortization ...............        736,916       1,224,001
      Loss on sale of property and equipment ......           --             3,595
      Deferred taxes ..............................        241,778         (16,373)
      (Increase) decrease in -
         Accounts receivable ......................     (3,651,014)     (1,689,945)
         Inventories ..............................     (1,732,334)     (1,360,139)
         Prepaid expenses and other
            current assets ........................       (653,373)         55,437
         Other noncurrent assets ..................        766,418        (187,392)
      Increase (decrease) in -
         Accounts payable and accrued
               expenses ...........................     (1,249,657)      3,085,803
                                                      ------------    ------------
            Net cash provided by (used in)
               operating activities ...............     (4,286,958)      1,072,916
                                                      ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of equipment .............           --            17,281
      Additions to property and
         equipment ................................       (746,162)       (415,158)

      Business acquisitions, net of cash
         acquired of $185,094 and $-- .............    (30,674,244)           --
                                                      ------------    ------------
            Net cash used in investing
               activities .........................    (31,420,406)       (397,877)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayments of long-term debt ................       (151,208)       (420,661)
      Repayments of short-term debt ...............     (4,660,924)           --
      Net borrowings (repayments) under Credit
         Facility .................................     38,377,800        (245,403)
      Payments on noncompete obligations ..........        (65,160)         (8,975)
      Proceeds from exercise of stock
         options ..................................         27,500            --
                                                      ------------    ------------
            Net cash provided by (used in)
               financing activities ...............     33,528,008        (675,039)

NET DECREASE IN CASH ..............................     (2,179,356)           --
CASH, beginning of period .........................      2,544,450            --
                                                      ------------    ------------
CASH, end of period ...............................   $    365,094    $       --
                                                      ============    ============
SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid for interest ......................   $    397,244    $  1,219,470
      Cash paid for income taxes ..................   $    333,111    $    104,566



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

      Following the IPO, the Company purchased thirteen businesses (these businesses, together with the Initial Acquired Businesses, are referred to herein as the "Acquired Businesses"). The Company is accounting for the acquisitions of the Acquired Businesses in accordance with the purchase method of accounting. The allocation of the purchase prices paid to the assets acquired and the liabilities assumed in the acquisitions of the Acquired Businesses has been recorded initially on the basis of preliminary estimates of fair value and may be revised as additional information concerning the valuation of those assets and liabilities becomes available. The accompanying historical consolidated financial statements of operations present historical information of the Company, which gives effect to the acquisitions as of their respective acquisition dates.

      The consolidated financial statements herein have been prepared by the Company without audit, pursuant to rules and regulations of the Securities and Exchange Commission which permit certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles to be condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not materially misleading, and the financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the interim periods ended March 31, 1998 and 1999. Certain reclassifications have been made to 1998 amounts to conform with 1999 presentation.

      Operating results for interim periods are not necessarily indicative of the results for full years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Fluctuations in Operating Results" in Item 2 of this Part I. Invatec's Annual Report on Form 10-K for the year ended December 31, 1998, as amended (the "1998 10-K Report"), includes the Company's consolidated financial statements and related notes for 1998.

RECENT DEVELOPMENTS

      The Company's customers consist primarily of petroleum refining, chemical, petrochemical, power and pulp and paper plants, the businesses of

             INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

which tend to be cyclical. Margins in those industries are highly sensitive to demand cycles and the Company's customers in those industries have historically tended to delay capital projects, expensive turnarounds and other maintenance projects during slow periods. Commencing with the second quarter of 1998 and continuing into 1999, the Company's business was negatively impacted by significant slowdowns experienced by its customers in the petroleum refining, petrochemical, chemical and pulp and paper industries.

    As a result of the above-described downturns affecting the Company's customers, the Company's level of business declined during 1998 and the Company's earnings for the last three quarters of 1998 fell significantly short of expectations. Consequently, this decline in earnings resulted in a severe reduction in the market price of the Company's Common Stock. Declining earnings also ultimately resulted in the Company defaulting on its credit facility (the "Old Credit Facility") as a result of failing to meet certain financial covenants which required specific levels of earnings in relation to debt. This default left the Company unable to borrow funds for acquisitions thereunder. The Company's acquisition program has been effectively suspended since July 1998 as a result of the low price of the Company's Common Stock and its inability to borrow funds under the Old Credit Facility. The Company amended its Old Credit Facility on March 26, 1999, as discussed below.

2.   GOODWILL

    Goodwill represents the excess of the aggregate purchase price paid by the Company in the acquisition of businesses accounted for using the purchase method of accounting over the fair market value of the net assets acquired. Goodwill is amortized on a straight-line basis over 40 years.

    The Company periodically evaluates the recoverability of intangibles resulting from business acquisitions and measures the amount of impairment, if any, by assessing current and future levels of income and cash flows, business trends and prospects and market and economic conditions, assuming the acquired business continues to operate as a consolidated subsidiary. Management is currently evaluating various alternatives, including the potential sale of certain Company assets, which could result in a potential impairment of the recorded asset value.

3.     CREDIT FACILITY:

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

    In March 1999, the Company and its existing syndicate of lenders agreed to amend the Company's Old Credit Facility to put into place the New Credit Facility. The Company's credit facility was reduced from $90 million to $80 million and restructured to be comprised of a stationary term component of $35 million and a revolving credit facility of up to $45 million, the proceeds of which may be used only for general corporate and working capital purposes. The Company's subsidiaries have guaranteed the repayment of all amounts due under the facility, and repayment is secured by pledges of the capital stock, and all or substantially all of the assets, of those subsidiaries. The New Credit Facility prohibits acquisitions and the payment of cash dividends, restricts the ability of the Company to incur other indebtedness and requires the Company to comply with certain financial

             INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


covenants. These financial covenants include provisions for maintenance of certain levels of earnings before interest, taxes, depreciation, and amortization ("EBITDA"), certain levels of cash flows as defined by the New Credit Facility and other items specified in the loan agreement. Additionally, the New Credit Facility requires that the Company complete all required programming changes in connection with the Year 2000 compliance objective by September 30, 1999. The Company believes that it will be able to meet this requirement.

    The amount of availability under the New Credit Facility is now governed by a borrowing base which consists primarily of the accounts receivable and inventory of the Company and its subsidiaries, although the amount available under the revolving portion of the New Credit Facility will decrease over time and upon the occurrence of certain specified events, such as a sale of assets outside the ordinary course of business. In addition, the Company and the subsidiaries are now required to (i) meet substantially more stringent reporting covenants, (ii) submit to collateral audits and (iii) deposit all revenues and receipts into lockbox accounts. Interest accrues at the prime rate as in effect from time to time, plus 2%, payable monthly. In addition, fees accrue each quarter at the rate of 1.5% of the unpaid principal balance under the New Credit Facility. If, however, the stationary term component is repaid by July 1, 1999 and the revolving portion on that date does not exceed the borrowing base, the aggregate amount of such contingent fees will be reduced to $100,000. If all obligations under the New Credit Facility are repaid in full by June 30, 1999, no such fees will be payable. There is no accrual for these fees at March 31, 1999. The entire New Credit Facility matures on April 20, 2000. As of May 14, 1999, the Company was in compliance with all covenants under the New Credit Facility.

    Although the Company believes, based upon current levels of business, that it can comply with the various financial covenants contained in the New Credit Facility, a substantial adverse decline in EBITDA would likely result in a default by the Company of the EBITDA covenants. Therefore, if there is any significant downward deviation in the Company's business or pressure on margins, it is likely that the Company will be in default under the New Credit Facility.

     The New Credit Facility prohibits the Company from making acquisitions and provides for increasingly high overall borrowing costs if the facility is not substantially reduced or replaced prior to July 1, 1999. As a result, the Company is currently seeking a significant equity infusion to enable it to reduce its debt, obtain a new credit facility on better terms and potentially resume its acquisition program on a scaled down, strategic basis. The Company recently retained an investment banking firm to assist the Company in reviewing financial restructuring alternatives, including raising additional equity which would likely have a substantially dilutive impact on existing shareholders. It is uncertain whether the Company's efforts to find new equity and debt financing will be successful or that if such efforts are successful the Company will have sufficient resources to resume its acquisition program.

    In connection with the amendment to the New Credit Facility, the syndicate of lenders was issued warrants to purchase up to 482,262 shares of the Common Stock of the Company, exercisable at $0.73 per share (10% below the market price of such Common Stock as of March 25, 1999), and granted certain registration rights with respect to the shares issuable upon exercise of the warrants. The warrants do not have an expiration date. The estimated fair value of the warrants at the date issued was $0.21 per share using a Black-Scholes option pricing model.

    At May 14, 1999, the Company's borrowings under the New Credit Facility were $74.3 million bearing interest at 9.75%, excluding the effect of contingent fees discussed above.

             INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

5.  EARNINGS (LOSS) PER SHARE:

      The computation of earnings (loss) per share of Common Stock for the interim periods is presented in accordance with SFAS No. 128, "Earnings Per Share," based on the following shares of Common Stock outstanding:


                                                       THREE MONTHS ENDED
                                                            MARCH 31
                                                     -----------------------
                                                        1998        1999
                                                     ---------     ---------

    Issued and outstanding at January 1 ........     7,890,198     9,664,562
    Issued to acquire businesses in 1998
       (weighted) ..............................       134,638          --

    Issued for stock options exercised
        and warrants exercised .................         4,256          --
                                                     ---------     ---------
    Weighted average shares outstanding -
        Basic ..................................     8,029,092     9,664,562

    Dilutive effect of shares issuable on
        conversion of convertible notes ........       363,502          --

    Dilutive effect of shares issuable
        on exercise of stock options ...........       292,170          --
                                                     ---------     ---------

    Weighted average shares outstanding -
        Diluted ................................     8,684,764     9,664,562
                                                     =========     =========


      Diluted weighted average shares outstanding for 1999 does not reflect the effect of certain options and warrants to purchase common stock, convertible subordinated notes which were outstanding during the period, and contingent shares provided in connection with certain acquisition agreements as these items were anti-dilutive.

6.  CONTINGENT CONSIDERATION

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

      The Makeup Amount in each case is the difference between a set price, being at or slightly above the market price of Invatec Common Stock on the

             INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


closing date of the acquisition, and the greater of (i) the market price of Invatec Common Stock on the first anniversary of the closing date or (ii) $2.50. If the price of Invatec Common Stock at the respective anniversary dates of each of those acquisitions is not greater than $2.50 per share, the aggregate Makeup Amount would be $6,516,104, of which $4,971,251 may be paid in cash instead of Invatec Common Stock. The price of Invatec Common Stock was less than $2.50 per share on May 12, 1999. If the market price of Invatec Common Stock on the anniversary dates of the acquisitions were the same as its market price of $0.81 on May 12, 1999 and Invatec paid the maximum of $4,971,251 of the Makeup Amount payable in cash, an additional 1,900,188 shares, or approximately 20% of its shares currently issued and outstanding would be due the former shareholders of those acquired businesses. The issuance of those shares would likely have a substantial dilutive effect on existing shareholders. It is impossible to determine with certainty what the ultimate maximum cash portion of the Makeup Amount will be or whether the Company will have sufficient cash available for such payments when they are due. If the Company is unable to pay the maximum cash portion of the Makeup Amount in cash and is required to satisfy such obligation by delivery of additional shares, the dilution to existing shareholders would be substantially greater than if cash is available to satisfy the obligation.

      In addition, one of the acquisition agreements requires Invatec to pay to each former shareholder for each share of Invatec Common Stock sold by such shareholder after six but before twelve months from the closing date of June 29, 1998, the amount by which $8.35 exceeds the greater of (i) the current market price as of the date on which such share is sold or (ii) $7.35, which was the current market price as of the closing date. At its current Common Stock price levels, Invatec would owe those former shareholders $1.00 per share sold by them before June 29, 1999, payable at Invatec's option in cash or Common Stock valued at its market price on the first anniversary of the closing. As of May 14, 1999, none of the shares issued in that acquisition has been sold and an aggregate of 250,102 shares are available for sale by the former shareholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto which are included in
Item 1 of this Part I. This report contains "forward-looking" statements that involve a number of risks, uncertainties and assumptions. No assurance can be given that actual results will not differ materially from these statements as a result of various factors. See "Factors That May Affect Future Results" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


OVERVIEW

     The Company derives its revenues principally from (i) sales of industrial valves and related process-system components to its process-industry customers and commissions paid by the manufacturers of these products in connection with the Company's direct sales of these products and (ii) performance of comprehensive maintenance repair services of industrial valves and related process-system components for its customers. Costs of operations consist principally of direct costs of valves and components sold, coupled with labor and overhead costs connected with the performance of repair services. Selling, general and administrative expenses consist principally of compensation and benefits payable to sales, management and administrative personnel, insurance, depreciation and amortization and other related expenses.

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

      The Company amended its Old Credit Facility on March 26, 1999. As a result the New Credit Facility, expiring on April 20, 2000, consists of a $35 million stationary term component and up to a $45 million revolving line of credit from its existing bank group. The New Credit Facility prohibits the Company from making acquisitions and provides for increasingly high borrowing costs. As a result, the Company is currently seeking a significant equity infusion to enable it to reduce its debt, obtain a new credit facility on better terms and potentially resume its acquisition program on a scaled down, strategic basis. A significant equity infusion would likely have a substantially dilutive impact on existing shareholders.

      Since the suspension of the Company's acquisition program, the Company has focused on efforts to cut costs and otherwise improve profitabilty. During 1998, the Company eliminated in excess of $5 million in annualized costs, including substantial corporate overhead. In 1999, the Company is continuing its cost cutting program. This program includes downsizing certain of its operations to fit the current level of business, consolidation of certain locations and consolidating the marketing efforts currently conducted by different subsidiary companies and other potential improvements in operational efficiency.

      Despite those cost cuts, the Company anticipates that it will be difficult to improve overall profitability in 1999 due to the high cost of funds under the New Credit Facility unless it obtains a more favorable credit facility or business improves dramatically. The Company has not experienced any significant improvement in its business during 1999. The Company cannot predict when or whether its business will rebound. In addition, there can be no assurance that a further deterioration in the Company's business will not occur. Any significant additional erosion in the Company's business would further depress earnings and likely result in a default under the New Credit Facility. The Company recently retained an investment banking firm to assist the Company in reviewing financial restructuring alternatives, including raising additional equity, which would likely have a substantially dilutive impact on the existing shareholders.

RESULTS OF OPERATIONS -- HISTORICAL (Unaudited)

      The following table sets forth for the Company certain selected consolidated financial data and that data as a percentage of consolidated revenues for the periods indicated:

                                              THREE MONTHS ENDED
                                                   MARCH 31
                                  ------------------------------------------
                                           1998                  1999
                                  ------------------------------------------
                                               (IN THOUSANDS)

    Revenues .................    $33,504        100%    $43,931        100%
    Cost of operations .......     22,622         68      30,803         70
                                  -------    -------     -------    -------
    Gross profit .............     10,882         32      13,128         30
    Selling, general and
       administrative
       expenses ..............      7,985         24      11,005         25
                                  -------    -------     -------    -------
    Income from
       operations ............    $ 2,897          8%    $ 2,123          5%
                                  =======    =======     =======    =======

THREE MONTHS ENDED MARCH 31

      REVENUES -- Revenues increased $10.4 million, or 31%, from $33.5 million in the three months ended March 31, 1998 to $43.9 million in the corresponding period in 1999. This increase primarily resulted from the inclusion in the 1999 period of the results of the businesses acquired during 1998.

      GROSS PROFIT -- Gross profit increased $2.2 million, or 21%, from $10.9 million in the three months ended March 31, 1998 to $13.1 million in the corresponding period in 1999. This increase occurred principally as a result of the inclusion in the 1999 period of the incremental gross profit of the businesses acquired during 1998. Gross margin as a percentage of revenues decreased from 32% to 30%, primarily resulting from lower sales volumes associated with the downturns previously described.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -- Selling, general and administrative expenses increased $3.0 million, or 38%, from $8.0 million in the three months ended March 31, 1998 to $11.0 million in the corresponding period in 1999. This increase primarily reflected the incremental selling, general and administrative expenses in the 1999 period of the businesses acquired during 1998. As a percentage of revenues, these expenses increased from 24% in the three months ended March 31, 1998 to 25% in the same period in 1999, primarily due to the inclusion of the results of certain businesses acquired during 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

      For the three months ended March 31, 1999, the Company's operations generated $1.1 million in cash. Capital expenditures totaled $0.4 million and net repayment of debt amounted to $0.7 million.

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

      In March 1999, the Company and its syndicate of lenders agreed to amend the Company's credit facility to put into place the New Credit Facility. The Company's credit facility was reduced from $90 million to $80 million and restructured to be comprised of a stationary term component of $35 million and a revolving credit facility of up to $45 million, the proceeds of which may be used only for general corporate and working capital purposes. The Company's subsidiaries have guaranteed the repayment of all amounts due under the facility, and repayment is secured by pledges of the capital stock, and all or substantially all of the assets, of those subsidiaries. The New Credit Facility prohibits acquisitions and the payment of cash dividends, restricts the ability of the Company to incur other indebtedness and requires the Company to comply with certain financial covenants. These financial covenants include provisions for maintenance of certain levels of EBITDA and other items specified in the loan agreement. Additionally, the New Credit Facility requires that the Company complete all required programming changes in connection with the Year 2000 compliance objective by September 30, 1999. The Company believes that it will be able to meet this requirement. See "Year 2000 Issue."

      The amount of availability under the New Credit Facility is now governed by a borrowing base which consists primarily of the accounts receivable and inventory of the Company and its subsidiaries, although the amount available under the revolving portion of the New Credit Facility will decrease over time and upon the occurrence of certain specified events, such as a sale of assets outside the ordinary course of business. Interest accrues at the prime rate as in effect from time to time, plus 2%, payable monthly. In addition, fees accrue each quarter at the rate of 1.5% of the unpaid principal balance under the New Credit Facility. If, however, the stationary term component is repaid by July 1, 1999 and the revolving portion on that date does not exceed the borrowing base, the aggregate amount of such contingent fees will be reduced to $100,000. If all obligations under the New Credit Facility are repaid in full by June 30, 1999, no such fees will be payable. There is no accrual for such fees at March 31, 1999. The entire New Credit Facility matures on April 20, 2000.

      In connection with the amendment to the New Credit Facility, the syndicate of lenders was issued warrants to purchase up to 482,262 shares of the Common Stock of the Company, exercisable at $0.73 per share (10% below the market price of such Common Stock as of March 25, 1999), and granted certain registration rights with respect to the shares issuable upon exercise of the warrants. The warrants do not have an expiration date. The estimated fair value of the warrants at the date issued was $0.21 per share, using a Black-Scholes option pricing model.

      Due to (i) the high borrowing costs associated with the New Credit Facility if it is not fully repaid prior to July 1, 1999, (ii) the Company's high level of debt and (iii) the Company's belief that it would be advantageous to resume its acquisition program on a scaled-down, strategic basis if it had sufficient resources, the Company recently retained an investment banking firm to assist the Company in seeking a significant equity infusion to enable it to reduce its debt, obtain a new credit facility to reduce its borrowing costs and potentially resume its acquisition program on a scaled down, strategic basis. A significant equity infusion would likely have a substantially dilutive impact on existing shareholders. It is uncertain whether those efforts to find new equity and debt financing will be successful or that, if successful, the Company will have sufficient resources to resume its acquisition program.

      Although the Company believes that based upon current levels of business that it can comply with the various financial covenants contained in the New Credit Facility, a decrease in EBITDA would likely result in a default by the Company of the EBITDA covenants. Therefore, if there is any significant downward deviation in the Company's business or pressure on margins, it is likely that the Company will be in default under the New Credit Facility.

      At March 31, 1999, the Company's outstanding borrowings under the New Credit Facility were $70.3 million, bearing interest at 9.75%. At May 14, 1999, the Company's outstanding borrowings under the New Credit Facility were $74.3 million, bearing interest at 9.75% per annum, excluding the effect of contingent fees discussed above.

      It is anticipated that cash flow from operations and funds available under the New Credit Facility will provide sufficient cash for the Company's normal working capital needs, debt service requirements and planned capital expenditures for the next year.

      At March 31, 1999, the Company's capitalization included approximately $11.7 million aggregate principal amount of convertible subordinated notes due 2002-04 that bore a weighted average interest rate of 5.3%. The Company issued these notes as partial consideration in acquisitions of certain Acquired Businesses. These notes are convertible into Common Stock at initial conversion prices ranging from $16.90 to $22.20 per share.

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

      The Makeup Amount in each case is the difference between a set price, being at or slightly above the market price of Invatec Common Stock on the closing date of the acquisition, and the greater of (i) the market price of Invatec Common Stock on the first anniversary of the closing date or (ii) $2.50. If the price of Invatec Common Stock at the respective anniversary dates of each of those acquisitions is not greater than $2.50 per share, the aggregate Makeup Amount would be $6,516,104, of which $4,971,251 may be paid in cash instead of Invatec Common Stock. The price of Invatec Common Stock was less than $2.50 per share on May 12, 1999. If the market price of Invatec Common Stock on the anniversary dates of the acquisitions were the same as its market price of $0.81 on May 12, 1999 and Invatec paid the maximum of $4,971,251 of the Makeup Amount payable in cash, an additional 1,900,188 shares, or approximately 20% of its shares currently issued and outstanding would be due the former shareholders of those acquired businesses. The issuance of those shares could have a substantial dilutive effect on existing shareholders. It is impossible to determine with certainty what the ultimate maximum cash portion of the Makeup Amount will be or whether the Company will have sufficient cash available for such payments when they are due. If the Company is unable to pay the maximum cash portion of the Makeup Amount in cash and is required to satisfy such obligation by delivery of additional shares, the dilution to existing shareholders would be substantially greater than if cash is available to satisfy the obligation.

      In addition, one of the acquisition agreements requires Invatec to pay to each former shareholder for each share of Invatec Common Stock sold by such shareholder after six but before twelve months from the closing date of June 29, 1998, the amount by which $8.35 exceeds the greater of (i) the current market price as of the date on which such share is sold or (ii) $7.35, which was the current market price as of the closing date. At its current Common Stock price levels, Invatec would owe those former shareholders $1.00 per share sold by them before June 29, 1999, payable at Invatec's option in cash or Common Stock valued at its market price on the first anniversary of the closing. As of May 14, 1999, none of the shares issued in that acquisition has been sold and an aggregate of 250,102 shares are available for sale by the former shareholders.

      In the event additional cash is needed to support the Company's working capital requirements, the Company may need to seek additional financing by increasing the borrowing capacity under the New Credit Facility or the public or private sale of equity or debt securities. There can be no assurance that the Company could secure such financing if and when it is needed or on terms the Company deems acceptable.

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

      The Company has contacted the vendors that provide its telephone systems and computer systems, as well as its OEMs. The Company has received confirmation from its major vendors of new valves and other process system components, telephone systems, and computer systems that their products are Year 2000 compliant. Further, the Company has replaced many computer systems that are not Year 2000 compliant in the normal course of updating various systems used at the operating subsidiaries. At this time, the replacement of the systems which are not Year 2000 compliant is over sixty percent complete and the amount expended to date is approximately $100,000. The Company believes that the cost to replace the remaining non-compliant systems or the cost to update the systems in 1999 should not exceed $350,000, which costs will be paid for with cash flows from operations. The Company intends to complete all programming changes by July 31, 1999. The New Credit Facility requires that such programming be completed by September 30, 1999.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Revolving credit borrowings under the Company's New Credit Facility contain certain market risk exposure. The Company's outstanding borrowings under the New Credit Facility were $70.3 million at March 31, 1999. A change of one percent in the interest rate would cause a change in interest expense of approximately $700,000 or $0.04 per share, on an annual basis. The New Credit Facility was not entered into for trading purposes and carries interest at a pre-agreed upon percentage point spread from either the prime interest rate or 30-day Eurodollar interest rate.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      In connection with the amendment to the New Credit Facility, Invatec's syndicate of lenders was issued, on March 21, 1999, warrants to purchase up to 482,262 shares of the common stock of the Company, exercisable at $0.73 per share (10% below the market price of such common stock as of March 25, 1999), and given certain registration rights with respect to the shares issuable upon exercise of the warrants. The warrants may be exercised by the holder thereof at any time by surrender of the warrant to the Company and payment of the exercise price, either in cash or by the delivery of warrant shares valued at the fair market price per share. The warrants are subject to certain antidilution provisions. The sale of the warrants (and the underlying rights to shares of common stock) was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof as a transaction not involving any public offering. The issuance of shares of common stock on exercise of those warrants will be exempt from those requirements pursuant to Section 3(a)(9) of the Securities Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a) Exhibits

        EXHIBIT
        NUMBER            DESCRIPTION
 -------------------------------------------------------------------------------

        2.1(a)*   -- Merger Agreement dated June 29, 1998 among Invatec,
                     Plant Maintenance, Inc. and the former shareholders thereof (Form 10-K for the year ended December 31, 1998 (File No. 000-23231) Ex. 2.1(a)).

        2.1(b)*   -- Amendment to Merger Agreement dated as of September 25,
                     1998 among Invatec, Plant Maintenance, Inc. and the former shareholders thereof (Form 10-K for the year ended December 31, 1998 (File No. 000-23231) Ex. 2.1(b)).

        2.2(a)*   -- Merger Agreement dated July 9, 1998 among Invatec,
                     Collier Equipment Corporation and the former shareholders thereof (Form 10-K for the year ended December 31, 1998 (File No. 000-23231) Ex. 2.2(a))

        2.2(b)*   -- Amendment to Merger Agreement dated as of August 20,
                     1998 among Invatec, CECorp, Inc. (the successor corporation to Collier Equipment Corporation), and the former shareholders thereof (Form 10-K for the year ended December 31, 1998 (File No. 000-23231) Ex. 2.2(b)).

        2.3(a)*   -- Merger Agreement dated as of July 9, 1998 among Invatec,
                     Colonial Process Equipment Co., Inc. and Colonial Service Company, Inc. and the former shareholders thereof (Form 10-K for the year ended December 31, 1998 (File No. 000-23231) Ex. 2.3(a)).

        2.3(b)*   -- Amendment to Merger Agreement dated as of September 22,
                     1998 among Invatec, Colonial Process Service and Equipment Co., Inc. (the successor corporation to Colonial Process Equipment Co. Inc. and Colonial Service Company, Inc.) and the former shareholders thereof (Form 10-K for the year ended December 31, 1998 (File No. 000-23231) Ex. 2.3(b)).

        3.1*      -- Certificate of Incorporation of Invatec, as amended
                     (Form 10-Q for the quarterly period ended September 31, 1998 (File No. 000-23231) Ex. 3.1).

        3.2*      -- Amended and Restated Bylaws of Invatec (Form 10-Q for
                     the quarterly period ended September 30, 1998 (File No. 000-23231) Ex. 3.2).

        4.1(a)*   -- Loan Agreement dated July 7, 1998 among Invatec, Chase
                     Bank of Texas, National Association, as Agent and as a lender, and the other lenders referred to therein (Form 10-Q for the quarterly period ended September 30, 1998 (File No. 000-23231), Ex. 4.1).

        4.1(b)*   -- Amendment to Loan Agreement dated March 21, 1999 among
                     Invatec, Chase Bank of Texas and the other lenders (Form 10-K for the year ended December 31, 1998 (File No. 000-23231) Ex. 4.6(b)).

        4.2*      -- Registration Rights Agreement dated as of March 21, 1999 by and among Invatec, Chase Bank of Texas and the other lenders (Form 10-K for the year ended December 31, 1998 (File No. 000-23231) Ex. 4.8).

        4.3*      -- Form of Warrants dated as of March 21, 1999 to purchase an aggregate of 482,262 shares of Invatec Common Stock issued by Invatec to Chase Bank of Texas, and the other lenders (Form 10-K for the year ended December 31, 1998 (File No. 000-23231) Ex. 4.9). Invatec and certain of its subsidiaries are parties to certain debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of Invatec and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Invatec agrees to furnish a copy of those instruments to the SEC on request.

       10.1*      -- 1997 Incentive Plan of Invatec, as amended (Form 10-K
                     for the year ended December 31, 1998 (File No. 000-23231) Ex. 10.1).

       27.1       -- Financial Data Schedule.

----------------
*    Incorporated by reference to the filing indicated.

      (b) Reports on Form 8-K.


            None.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Innovative Valve Technologies, Inc., has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    INNOVATIVE VALVE TECHNOLOGIES, INC.



                                    DOUGLAS R. HARRINGTON, JR.
                                    VICE PRESIDENT
                                    CHIEF FINANCIAL OFFICER

Dated:  May 14, 1999