Form 10-Q
period 1999-06-30
INNOVATIVE VALVE TECHNOLOGIES INC
filed 1999-08-16
CIK 1036442

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ------------------------

                                    FORM 10-Q


(MARK ONE)

      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                       OR
      [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________TO _________

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

                           ------------------------

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at August 13, 1999 was 9,664,562.



=============================================================================

                       INNOVATIVE VALVE TECHNOLOGIES, INC.

                FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999

                                      INDEX

                                                                            PAGE
                                                                          -----
Part I -- Financial Information......................................         2
  Item 1 -- Financial Statements.....................................         2
   Consolidated Balance Sheets as of December 31, 1998 and
     June 30, 1999 (Unaudited).......................................         2
   Consolidated Statements of Operations for the Three Months and Six
      Months Ended June 30, 1998 and 1999 (Unaudited)................         3
   Consolidated Statements of Cash Flows for the Six Months Ended
     June 30, 1998 and 1999 (Unaudited)..............................         4
   Notes to Consolidated Financial Statements (Unaudited)............         5
  Item 2 -- Management's Discussion and Analysis of Financial
      Condition and Results of Operations............................        11
  Item 3 -- Quantitative and Qualitative Disclosures About Market
     Risk............................................................        17
Part II --  Other Information........................................        18
  Item 3 -- Defaults Upon Senior Securities..........................        18
  Item 6 -- Exhibits and Reports on Form 8-K.........................        19

                         PART I - FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS


             INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                  DECEMBER 31,       JUNE 30,
                                                     1998             1999
                                                 -------------    -------------
                                                                   (UNAUDITED)
                   ASSETS

CURRENT ASSETS:
   Cash ......................................   $        --      $        --
   Accounts receivable, net of allowance
     of $1,562,104 and $1,615,332 ............      29,634,167       30,936,957
   Inventories, net ..........................      26,007,804       27,377,358
   Prepaid expenses and other current
     assets ..................................       2,366,871        2,595,331
   Deferred tax asset ........................       4,481,256        4,390,737
                                                 -------------    -------------
         Total current assets ................      62,490,098       65,300,383
PROPERTY AND EQUIPMENT, net ..................      19,469,804       18,283,777
GOODWILL, net ................................      96,175,294       92,535,167

OTHER NONCURRENT ASSETS, net .................       5,564,642        6,123,622
                                                 -------------    -------------
         TOTAL ASSETS ........................   $ 183,699,838    $ 182,242,949
                                                 =============    =============
   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Credit Facility ...........................   $        --      $  72,856,035
   Current maturities of long-term debt ......         580,140          218,270
   Accounts payable, accrued expenses and
     other liabilities .......................      19,364,587       24,852,906
                                                 -------------    -------------
         Total current liabilities ...........      19,944,727       97,927,211

CREDIT FACILITY ..............................      70,570,584             --
LONG-TERM DEBT, net ..........................         400,834          244,924
CONVERTIBLE SUBORDINATED DEBT ................      11,668,875       11,668,875
OTHER LONG-TERM OBLIGATIONS ..................       1,909,774        1,778,399
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
      Common stock, $0.001 par value,
        30,000,000 shares authorized,
        9,664,562 shares issued
        and outstanding ......................           9,665            9,665
      Additional paid-in capital .............      90,960,972       87,640,672
      Retained deficit .......................     (11,765,593)     (17,026,797)
                                                 -------------    -------------
          Total stockholders' equity .........      79,205,044       70,623,540
                                                 -------------    -------------
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY .............   $ 183,699,838    $ 182,242,949
                                                 =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

             INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                                    JUNE 30                                    JUNE 30
                                                        ---------------------------------         ---------------------------------
                                                            1998                 1999                 1998                 1999
                                                        ------------         ------------         ------------         ------------
REVENUES .......................................        $ 40,367,440         $ 43,172,453         $ 73,871,477         $ 87,103,006

COST OF OPERATIONS .............................          27,707,679           30,099,407           50,329,664           60,902,043
                                                        ------------         ------------         ------------         ------------
      Gross profit .............................          12,659,761           13,073,046           23,541,813           26,200,963
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES ......................          11,011,603           11,056,836           18,996,608           22,061,704
                                                        ------------         ------------         ------------         ------------
      Income from operations ...................           1,648,158            2,016,210            4,545,205            4,139,259

OTHER INCOME (EXPENSE):
      Interest expense, net ....................          (1,423,652)          (4,265,405)          (2,133,142)          (6,197,396)
      Loss on assets held
        for sale ...............................                --             (3,809,712)                --             (3,809,712)
      Other ....................................              75,396               22,250               88,379               60,157
                                                        ------------         ------------         ------------         ------------
INCOME (LOSS) BEFORE INCOME TAXES ..............             299,902           (6,036,657)           2,500,442           (5,807,692)

PROVISION (BENEFIT) FOR INCOME
      TAXES ....................................             128,958             (817,524)           1,075,190             (546,488)
                                                        ------------         ------------         ------------         ------------
NET INCOME (LOSS) ..............................        $    170,944         $ (5,219,133)        $  1,425,252         $ (5,261,204)
                                                        ============         ============         ============         ============
EARNINGS (LOSS) PER SHARE -
      BASIC ....................................        $       0.02         $      (0.54)        $       0.17         $      (0.54)
                                                        ============         ============         ============         ============
EARNINGS (LOSS)PER SHARE -
      DILUTED ..................................        $       0.02         $      (0.54)        $       0.17         $      (0.54)
                                                        ============         ============         ============         ============
WEIGHTED AVERAGE SHARES
  OUTSTANDING - BASIC ..........................           8,716,415            9,664,562            8,374,666            9,664,562
                                                        ============         ============         ============         ============
WEIGHTED AVERAGE SHARES
  OUTSTANDING - DILUTED ........................           8,845,210            9,664,562            8,586,051            9,664,562
                                                        ============         ============         ============         ============

The accompanying notes are an integral part of these consolidated financial statements.

             INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                          SIX MONTHS ENDED
                                                                                                               JUNE 30
                                                                                              -------------------------------------
                                                                                                  1998                     1999
                                                                                              ------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
           Net income (loss) .....................................................            $  1,425,252             $ (5,261,204)
           Adjustments to reconcile net income (loss) to
               net cash used in operating activities -

           Depreciation and amortization .........................................               1,889,479                2,442,544
           Loss on assets held for sale ..........................................                    --                  3,809,712
           Gain on sale of property and equipment ................................                  (3,195)                  (2,550)
           Deferred taxes ........................................................                 (30,955)                (691,066)
           Decrease in -
                Accounts receivable ..............................................              (7,164,853)              (1,302,790)
                Inventories ......................................................              (2,008,946)              (1,853,715)
                Prepaid expenses and other current
                   assets ........................................................              (1,357,280)                (494,525)
                Other noncurrent assets ..........................................                (221,964)                (106,348)
           Increase (decrease) in -
                Accounts payable and accrued expenses ............................                (738,925)               2,239,881
                                                                                              ------------             ------------

                   Net cash used in operating
                      activities .................................................              (8,211,387)              (1,220,061)
                                                                                              ------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Proceeds from sale of property and equipment ..........................                 100,515                  339,988
           Additions to property and
           equipment .............................................................              (2,124,341)                (863,255)
           Business acquisitions, net of cash
              acquired of $335,519 and $-- .......................................             (32,122,864)                    --
                                                                                              ------------             ------------
                   Net cash used in investing
                      activities .................................................             (34,146,690)                (523,267)

CASH FLOWS FROM FINANCING ACTIVITIES:
           Borrowings of long-term debt ..........................................                 350,182                     --
           Repayments of long-term debt ..........................................                (199,157)                (529,174)
           Repayments of short-term debt .........................................              (4,660,924)                    --
           Net borrowings under Credit Facility ..................................              44,327,800                2,285,452
           Payments on noncompete obligations ....................................                 (96,318)                 (12,950)
           Proceeds from exercise of stock
              options ............................................................                 208,501                     --
                                                                                              ------------             ------------
                   Net cash provided by
                      financing activities .......................................              39,930,084                1,743,328

NET DECREASE IN CASH .............................................................              (2,427,993)                    --
CASH, beginning of period ........................................................               2,544,450                     --
                                                                                              ------------             ------------
CASH, end of period ..............................................................            $    116,457             $       --
                                                                                              ============             ============
SUPPLEMENTAL CASH FLOW INFORMATION:
           Cash paid for interest ................................................            $  1,874,374             $  4,318,646
           Cash paid for income taxes ............................................            $  1,679,152             $    747,060

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

      The consolidated financial statements herein have been prepared by the Company without audit, pursuant to rules and regulations of the Securities and Exchange Commission which permit certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles to be condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not materially misleading, and the financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the interim periods ended June 30, 1998 and 1999. Certain reclassifications have been made to 1998 amounts to conform with 1999 presentation.

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

RECENT DEVELOPMENTS

    The Company's customers consist primarily of petroleum refining, chemical, petrochemical, power and pulp and paper plants, the businesses of which tend to be cyclical. Margins in those industries are highly sensitive to demand cycles and the Company's customers in those industries have historically tended to delay capital projects, expensive turnarounds and other maintenance projects during slow periods. Commencing with the second quarter of 1998 and continuing into 1999, the Company's business has been negatively impacted by significant slowdowns experienced by its customers in the exploration and production, petroleum refining, petrochemical, chemical and pulp and paper industries.

    As a result of the above-described downturns affecting the Company's customers, the Company's level of business declined during 1998 and the Company's earnings for the last three quarters of 1998 fell significantly short of expectations. Consequently, this decline in earnings resulted in a severe reduction in the market price of the Company's Common Stock. Declining earnings also ultimately resulted in the Company defaulting on its credit facility as a result of failing to meet certain financial covenants which required specific levels of earnings in relation to debt. This default left the Company unable to borrow funds for acquisitions thereunder. The Company remained in default under the loan agreement from July 20, 1998 through March 25, 1999, when the Company amended its credit facility. The Company is currently in default under its amended Credit Facility, although the syndicate of lenders has waived the defaults until August 20, 1999 and to date has continued to permit the incurrence of debt under that Credit Facility for payroll and working capital purposes, but not for acquisitions. Company management believes that Invatec will be in compliance with all covenants under its Credit Facility at the next measurement date or, if not in compliance, expects to obtain additional waivers. There can be no assurance that such waivers would be obtained.

    Despite cost cuts and the sale of underperforming non-core assets, the Company anticipates that it will be difficult to improve overall profitability in 1999 due to the high cost of funds under the Credit Facility unless it obtains a more favorable credit facility or business improves dramatically. The Company has not experienced any significant improvement in its business during 1999. The Company cannot predict when or whether its business will rebound. In addition, there can be no assurance that a further deterioration in the Company's business will not occur. Any significant additional erosion in the Company's business could further depress earnings and likely result in additional defaults under the Credit Facility.

    The Company's acquisition program has been effectively suspended since July 1998 as a result of the low price of the Company's Common Stock and its inability to borrow funds for acquisitions. The Company has been working with an investment banking firm since April of this year to develop a financial restructuring plan for the Company and otherwise explore strategic alternatives. Management has also engaged in preliminary discussions with private investors regarding an infusion of equity capital, potential acquirers of the Company regarding a sale of stock or assets of the Company or certain of its subsidiaries and its banks regarding an improved restructured credit facility. It is not possible to predict which of these alternatives, if any, will be implemented or whether any of them will ultimately be successful.

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

     During 1998, Company management designed and implemented a restructuring plan to reduce the Company's cost structure, streamline operations and divest the Company of underperforming assets. As part of this initiative, management decided to divest a portion of one of its acquired businesses that was incurring significant operating losses. This subsidiary was engaged primarily in the distribution of commodity valve products and related process system components. Management determined that the products distributed by the subsidiary did not fit into its long-term vision of providing high quality repair services and value-added distribution of engineered products. Accordingly, certain assets of this subsidiary were sold effective July 31, 1999. The carrying value of these assets held for sale was reduced to fair value based upon the final negotiated sales price with the buyer, less costs to sell. The resulting adjustment of approximately $3.8 million to reduce assets held for sale to fair value and goodwill related to the assets held for sale was recorded in the June 30, 1999 consolidated statements of operations. The Company applied the proceeds from the sale of the assets to reduce its outstanding balance under the Credit Facility. Pro forma net sales for the operations associated with the impaired assets were approximately $11.3 million, $7.8 million, and $3.1 million in 1997, 1998, and the six month period ended June 30, 1999, respectively. The pro forma operating losses allocable to such operations for the applicable periods were approximately ($0.1), ($0.3), and ($0.4), respectively.

3.    CREDIT FACILITY:

     In March 1999, the Company and its existing syndicate of lenders restructured the Company's credit facility to provide for a stationary term component of $35 million and a revolving credit facility of up to $45 million, up to a maximum aggregate loan amount of $76.5 million, the proceeds of which may be used only for general corporate and working capital purposes (the "Credit Facility"). The stationary term loan amount will be reduced to $34 million beginning August 21, 1999 and to $33 million after January 30, 2000. The Company's domestic subsidiaries have guaranteed the repayment of all amounts due under the Credit Facility, and repayment is secured by pledges of the capital stock, and all or substantially all of the assets, of those subsidiaries. The Credit Facility prohibits acquisitions and the payment of cash dividends, restricts the ability of the Company to incur other indebtedness and requires the Company to comply with certain financial covenants. These financial covenants include provisions for maintenance of certain levels of earnings before interest, taxes, depreciation, and amortization ("EBITDA"), certain levels of cash flows as defined by the Credit Facility and other items specified in the loan agreement. Additionally, the Credit Facility requires that the Company complete all required programming changes in connection with the bank's Year 2000 compliance objective by September 30, 1999. The Company believes that it will be able to meet this requirement.

    The amount of availability under the Credit Facility is governed by a borrowing base which consists primarily of the accounts receivable and inventory of the Company and its subsidiaries, although the amount available under the revolving portion of the Credit Facility will decrease over time and upon the occurrence of certain specified events, such as a sale of assets outside the ordinary course of business. In addition, the Company and the subsidiaries are required to (i) meet stringent reporting covenants, (ii) submit to collateral audits (iii) deposit all revenues and receipts into lockbox accounts and (iv) retain a turnaround consultant. Interest accrues at the prime rate as in effect from time to time, plus 2%, payable monthly. The Credit Facility provides for increasingly high overall borrowing costs per quarter equal to 1.5% of the principal balance under the Credit Facility. These fees of approximately $2.2 million are accrued at June 30, 1999. However, the Company intends to extinguish such fees in an overall Company-restructuring plan or in connection with a new restructured credit facility. The entire Credit Facility matures on April 20, 2000.

    The Company is currently in default under its Credit Facility, although the syndicate of lenders has waived the defaults until August 20, 1999 and to date has continued to permit the incurrence of debt under the Credit Facility for payroll and working capital purposes. In addition, the Company is engaged in preliminary discussions with private investors to obtain a significant equity infusion to enable it to reduce its debt, negotiate less stringent terms under its Credit Facility and potentially resume its acquisition program on a scaled down, strategic basis. The Company also has been working with an investment banking firm in reviewing financial restructuring alternatives, including raising additional equity which would likely have a substantially dilutive impact on existing shareholders. It is uncertain whether the Company's efforts to find new equity and debt financing will be successful or that if such efforts are successful the Company will have sufficient resources to resume its acquisition program. Company management believes that Invatec will be in compliance with all covenants of its Credit Facility at the next measurement date or, if not in compliance, expects to obtain additional waivers. There can be no assurance that such waivers will be obtained.

    In connection with the restructuring of the Credit Facility, the syndicate of lenders was issued warrants to purchase up to 482,262 shares of the Common Stock of the Company, exercisable at $0.73 per share (10% below the market price of such Common Stock as of March 25, 1999), and granted certain registration rights with respect to the shares issuable upon exercise of the warrants. The warrants do not have an expiration date. The estimated fair value of the warrants at the date issued was $0.21 per share using a Black-Scholes option pricing model. The fair value of the warrants was recorded as deferred loan costs and is being amortized over the term of the Credit Facility.

    At August 13, 1999, the Company's net borrowings under the Credit Facility were approximately $70.2 million bearing interest at 10.0%, excluding the effect of contingent fees discussed above.

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

5.  EARNINGS (LOSS) PER SHARE:

      The computation of earnings (loss) per share of Common Stock for the interim periods is presented in accordance with SFAS No. 128, "Earnings Per Share," based on the following shares of Common Stock outstanding:

                                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                   JUNE 30                             JUNE 30
                                                       ----------------------------          ----------------------------
                                                         1998               1999               1998               1999
                                                       ---------          ---------          ---------          ---------
Issued and outstanding at January 1 .............      7,890,198          9,664,562          7,890,198          9,664,562
Issued to acquire businesses in 1998
      (weighted) ................................        807,828               --              473,093               --

Issued for stock options exercised
   and warrants exercised .......................         18,389               --               11,375               --
                                                       ---------          ---------          ---------          ---------
Weighted average shares outstanding -
   Basic ........................................      8,716,415          9,664,562          8,374,666          9,664,562

Dilutive effect of shares issuable on
    conversion of convertible notes .............           --                 --                 --                 --

Dilutive effect of shares issuable
   on exercise of stock options                          138,795               --              221,385               --
                                                       ---------          ---------          ---------          ---------

Weighted average shares outstanding -
   Diluted ......................................      8,845,210          9,664,562          8,586,051          9,664,562
                                                       =========          =========          =========          =========

      Diluted weighted average shares outstanding for 1999 does not reflect the effect of certain options and warrants to purchase common stock, convertible subordinated notes which were outstanding during the period, and the potential issuance of additional shares provided in connection with certain acquisition agreements (as discussed in Note 6) as these items were anti-dilutive.

6.    CONTINGENT CONSIDERATION

      Three of the acquisition agreements for the Acquired Businesses contain provisions requiring the Company to pay additional amounts (the "Makeup Amount") to the former shareholders of each acquired business on the first anniversary of that acquisition if the price of Invatec Common Stock on that anniversary date is below a certain level. Two of those acquisition agreements were entered into on July 9, 1998, and give Invatec the option of paying up to one-half of the Makeup Amount in cash, with the remainder paid in Common Stock valued at the market price on the anniversary date. The third agreement was entered into on June 29, 1998 and gives Invatec the option of paying the entire Makeup Amount in cash or Common Stock valued at the market price on the anniversary date.

      The Makeup Amount is approximately $6.5 million. Shares of Invatec Common Stock have not been issued to the former shareholders of the certain Acquired Businesses as the Company's management is currently negotiating the Makeup Amount with the former shareholders as part of an overall restructuring plan. The Makeup Amount obligation of approximately $3.4 million for the acquisition entered into as of June 29, 1998 has been accrued at June 30, 1999. The remaining balance of approximately $3.1 million related to the acquisitions entered into as of July 9, 1998 was accrued in July 1999.

7.    SUBSEQUENT EVENTS:

      During 1998, Company management designed and implemented a restructuring plan to reduce the Company's cost structure, streamline operations and divest the Company of underperforming assets. As part of this initiative, management decided to divest a portion of one of its acquired businesses that was incurring significant operating losses. This subsidiary was engaged primarily in the distribution of commodity valve products and related process system components. Management determined that the products distributed by the subsidiary did not fit into its long-term vision of providing high quality repair services and value-added distribution of engineered products. Accordingly, certain assets of this subsidiary were sold effective July 31, 1999. The carrying value of these assets held for sale was reduced to fair value based upon the final negotiated sales price with the buyer, less costs to sell. The resulting adjustment of approximately $3.8 million to reduce assets held for sale to fair value and goodwill related to the assets held for sale was recorded in the June 30, 1999 consolidated statements of operations.

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

      The Company's customers consist primarily of petroleum refining, petrochemical, chemical, power and pulp and paper plants, the businesses of which tend to be cyclical. Margins in those industries are highly sensitive to demand cycles, and the Company's customers in those industries have historically tended to delay capital projects, expensive turnarounds and other maintenance projects during slow periods. Commencing with the second quarter of 1998 and continuing into 1999, the Company's business was negatively impacted by significant slowdowns experienced by its customers in the exploration and production, petroleum refining, petrochemical, chemical, and pulp and paper industries.

      As a result of the above-described downturns affecting the Company's customers, the Company's level of business declined during 1998 and the Company's earnings for the last three quarters of 1998 fell significantly short of expectations. Consequently, this decline in earnings resulted in a severe reduction in the market price of the Company's Common Stock. Declining earnings also ultimately resulted in the Company defaulting on its credit facility as a result of failing to meet certain financial covenants which required specific levels of earnings in relation to debt. This default left the Company unable to borrow funds for acquisitions thereunder. The Company remained in default under the loan agreement from July 20, 1998 through March 25, 1999 when the Company amended its Credit Facility. The Company is currently in default under its Credit Facility, although the syndicate of lenders has waived the defaults until August 20, 1999 and to date has continued to permit the incurrence of debt under that Credit Facility for payroll and working capital purposes, but not for acquisitions.

      The Company's acquisition program has been effectively suspended since July 1998 as a result of the low price of the Company's Common Stock and its inability to borrow funds for acquisitions. The Company has been working with an investment banking firm since April of this year to develop a financial restructuring plan for the Company. Management has also engaged in preliminary discussions with private investors regarding an infusion of equity capital, potential acquirers of the Company regarding a sale of stock or assets of the Company or certain of its subsidiaries and its banks regarding an improved restructured credit facility. It is not possible to predict which of these alternatives, if any, will ultimately be implemented or whether any such alternatives, if implemented, will be successful.

      The Company's Credit Facility, expiring on April 20, 2000, consists of a $35 million stationary term component and up to a $45 million revolving line of credit from its existing bank group. The stationary term component will be reduced to $34 million beginning August 21, 1999 and to $33 million after January 31, 2000. The Credit Facility prohibits the Company from making acquisitions and provides for increasingly high borrowing costs. As a result, the Company is currently seeking a significant equity infusion to enable it to reduce its debt, obtain a new credit facility on better terms and potentially resume its acquisition program on a scaled down, strategic basis. A significant equity infusion would likely have a substantially dilutive impact on existing shareholders.

      Since the suspension of the Company's acquisition program, the Company has focused on efforts to cut costs and otherwise improve profitabilty. During 1998, the Company eliminated in excess of $5 million in annualized costs, including substantial corporate overhead. In 1999, the Company has continued its cost cutting program and sold non-core, underperforming assets of certain subsidiaries. The Company intends to continue its program of downsizing certain of its operations to fit the current level of business, consolidating certain locations and consolidating the marketing efforts currently conducted by different subsidiary companies and other potential improvements to increase operational efficiency.

      Despite cost cuts and the sale of underperforming non-core assets, the Company anticipates that it will be difficult to improve overall profitability in 1999 due to the high cost of funds under the Credit Facility unless it obtains a more favorable credit facility or business improves dramatically. The Company has not experienced any significant improvement in its business during 1999. The Company cannot predict when or whether its business will rebound. In addition, there can be no assurance that a further deterioration in the Company's business will not occur. Any significant additional erosion in the Company's business would further depress earnings and likely result in additional defaults under the Credit Facility.

RESULTS OF OPERATIONS -- HISTORICAL (Unaudited)

      The following table sets forth for the Company certain selected consolidated financial data and that data as a percentage of consolidated revenues for the periods indicated:

                                                 THREE MONTHS ENDED                                SIX MONTHS ENDED
                                                      JUNE 30                                           JUNE 30
                                  ---------------------------------------------     ---------------------------------------------
                                         1998                      1999                    1998                     1999
                                  --------------------     --------------------     --------------------     --------------------
                                                  (IN THOUSANDS)                                   (IN THOUSANDS)
Revenues ......................   $ 40,368         100%    $ 43,172         100%    $ 73,872         100%    $ 87,103         100%
Cost of operations ............     27,708          69       30,099          70       50,330          68       60,902          70
                                  --------    --------     --------    --------     --------    --------     --------    --------
Gross profit ..................     12,660          31       13,073          30       23,542          32       26,201          30
Selling, general and
  administrative expenses .....     11,012          27       11,057          26       18,997          26       22,062          25
                                  --------    --------     --------    --------     --------    --------     --------    --------
Income from
   operations .................      1,648           4        2,016           4        4,545           6        4,139           5

Interest expense, net .........     (1,424)         (4)      (4,265)        (10)      (2,133)         (3)      (6,197)         (7)
Loss) on assets held
for sale ......................       --          --         (3,810)         (9)        --          --         (3,810)         (4)
Other income (expense) ........         76        --             22        --             88        --             60        --
                                  --------    --------     --------    --------     --------    --------     --------    --------
Income (loss)from
   operations before income
   taxes ......................   $    300         --%     $ (6,037)        (15)%   $  2,500           3%    $ (5,808)         (6)%
                                  ========    ========     ========    ========     ========    ========     ========    ========

THREE MONTHS ENDED JUNE 30

      REVENUES -- Revenues increased $2.8 million, or 7%, from $40.4 million in the three months ended June 30, 1998 to $43.2 million in the corresponding period in 1999. This increase primarily resulted from the full inclusion in the 1999 period of the results of the business acquired during 1998, offset by downturns previously described.

      GROSS PROFIT -- Gross profit increased $0.4 million, or 3%, from $12.7 million in the three months ended June 30, 1998 to $13.1 million in the corresponding period in 1999. This increase occurred principally as a result of the inclusion in the 1999 period of the incremental gross profit of the businesses acquired during 1998. Gross margin as a percentage of revenues decreased from 31% to 30%, primarily resulting from lower sales volumes associated with the downturns previously described.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -- Selling, general and administrative expenses increased $0.1 million, or 1%, from $11.0 million in the three months ended June 30, 1998 to $11.1 million in the corresponding period in 1999. This increase primarily reflected the incremental selling, general and administrative expenses in the 1999 period of the businesses acquired during 1998. As a percentage of revenues, these expenses decreased from 27% to 26% due to the cost reductions described above.

      INTEREST EXPENSE, NET - Interest expense, net increased $2.8 million, or 200% from $1.4 million in the three months ended June 30, 1998, to $4.2 million in the corresponding period in 1999. This increase is due to the increased borrowings under the Credit Facility primarily for 1998 acquisitions and the accrued contingent fees of approximately $2.2 million due under the Credit Facility.

      LOSS ON ASSETS HELD FOR SALE - A loss on assets held for sale of $3.8 million for the three months ended June 30, 1999, reflects the reduction of the carrying value of assets of one of its subsidiaries sold in the third quarter to their fair value based on the final sales price to the buyer, less selling costs.

SIX MONTHS ENDED JUNE 30

      REVENUES - Revenues increased $13.2 million, or 18%, from $73.9 million in the six months ended June 30, 1998 to $87.1 million in the corresponding period in 1999. This increase primarily resulted from the full inclusion in the 1999 period of the results of the business acquired during 1998, offset by downturns previously described.

      GROSS PROFIT - Gross profit increased $2.7 million, or 11% from $23.5 million in the six months ended June 30, 1998 to $26.2 million in the corresponding period in 1999. This increase occurred principally as a result of the inclusion in the 1999 period of the incremental gross profit of the businesses acquired during 1998. Gross margin as a percentage of revenues decreased from 32% to 30%, primarily resulting from lower sales volumes associated with the downturns previously described.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses increased $3.1 million, or 16% from $19.0 million in the six months ended June 30, 1998 to $22.1 million in the corresponding period in 1999. This increase primarily reflected the incremental selling, general and administrative expenses in the 1999 period of the businesses acquired during 1998. As a percentage of revenues, these expenses decreased from 26% to 25% due to the cost reductions describe above.

      INTEREST EXPENSE, NET - Interest expense, net increased $4.1 million, or 191%, from $2.1 million in the six months ended June 30, 1998 to $6.2 million in the corresponding period in 1999. This increase is due to the increased borrowings under the Credit Facility primarily for 1998 acquisitions and the accrued contingent fees of approximately $2.2 million due under the Credit Facility.

      LOSS ON ASSETS HELD FOR SALE - A loss on assets held for sale of $3.8 million for the six months ended June 30, 1999, reflects the reduction of the carrying value of assets of one of its subsidiaries sold in the third quarter to their fair value based on the final sales price to the buyer, less selling costs.

FLUCTUATIONS IN OPERATING RESULTS

      The Company's results of operations may fluctuate significantly from quarter-to-quarter or year-to-year because of a number of factors, including the timing of acquisitions, seasonal and cyclical fluctuations in the demand for the Company's services and competitive factors. Accordingly, quarterly comparisons of the Company's revenues and operating results should not be relied on as an indication of future performance, and the results of any quarterly period may not be indicative of results to be expected for a full year.

LIQUIDITY AND CAPITAL RESOURCES

      For the six months ended June 30, 1999, the Company's operations used $1.2 million in cash. Capital expenditures totaled $0.9 million and net borrowings of debt amounted to $1.8 million.

      In March 1999, the Company and its existing syndicate of lenders amended the Credit Facility to provide for a stationary term component of $35 million and a revolving credit facility of up to $45 million, up to a maximum aggregate loan amount of $76.5 million, the proceeds of which may be used only for general corporate and working capital purposes. The stationary term loan amount will be reduced to $34 million beginning August 21, 1999 and to $33 million after January 30, 2000.

The Company's domestic subsidiaries have guaranteed the repayment of all amounts due under the facility, and repayment is secured by pledges of the capital stock, and all or substantially all of the assets, of those subsidiaries. The Credit Facility prohibits acquisitions and the payment of cash dividends, restricts the ability of the Company to incur other indebtedness and requires the Company to comply with certain financial covenants. These financial covenants include provisions for maintenance of certain levels of EBITDA and other items specified in the loan agreement. Additionally, the Credit Facility requires that the Company complete all required programming changes in connection with the bank's Year 2000 compliance objective by September 30, 1999. The Company believes that it will be able to meet this requirement. See "Year 2000 Issue."

      The amount of availability under the Credit Facility is governed by a borrowing base which consists primarily of the accounts receivable and inventory of the Company and its subsidiaries, although the amount available under the revolving portion of the Credit Facility will decrease over time and upon the occurrence of certain specified events, such as a sale of assets outside the ordinary course of business. Interest accrues at the prime rate as in effect from time to time, plus 2%, payable monthly. In addition, fees accrue each quarter at the rate of 1.5% of the unpaid principal balance under the Credit Facility. These fees of approximately $2.2 million are accrued at June 30, 1999. However, the Company's management is optimistic that payment of the fees will not ultimately be required as these fees will be considered as part of an overall restructuring plan. The entire Credit Facility matures on April 20, 2000.

      The Company is currently in default under its Credit Facility, although the syndicate of lenders has waived the defaults until August 20, 1999 and to date has continued to permit the incurrence of debt for payroll and working capital purposes. Company management believes that Invatec will be in compliance with all covenants of the Credit Facility at the next measurement date or, if not in compliance, expects to obtain additional waivers. There can be no assurance that such waivers will be obtained.

      Due to (i) the high borrowing costs associated with the Credit Facility if it is not restructured or replaced prior to September 30, 1999, (ii) the Company's high level of debt and (iii) the Company's belief that it would be advantageous to resume its acquisition program on a scaled-down, strategic basis if it had sufficient resources, the Company retained an investment banking firm in April 1999 to assist it in seeking a significant equity infusion to enable the Company to reduce its debt, obtain a new credit facility to reduce its borrowing costs and potentially resume its acquisition program on a scaled down, strategic basis. A significant equity infusion would likely have a substantially dilutive impact on existing shareholders. It is uncertain whether those efforts to find new equity and debt financing will be successful or that, if successful, the Company will have sufficient resources to resume its acquisition program.

      At June 30, 1999, the Company's outstanding borrowings under the Credit Facility were $72.9 million, bearing interest at 9.75%. At August 13, 1999, the Company's outstanding borrowings under the Credit Facility were $70.2 million, bearing interest at 10.0% per annum, excluding the effect of the fees discussed above.

      During 1998, Company management designed and implemented a restructuring plan to reduce the Company's cost structure, streamline operations and divest the Company of underperforming assets. As part of this initiative, management decided to divest a portion of one of its acquired businesses that was incurring significant operating losses. This subsidiary was engaged primarily in the distribution of commodity valve products and related process system components. Management determined that the products distributed by the subsidiary did not fit into its long-term vision of providing high quality repair services and value-added distribution of engineered products. Accordingly, certain assets of this subsidiary were sold effective July 31, 1999 for $550,000 in cash. The Company applied the proceeds from the sale of the assets to reduce its outstanding balance under the Credit Facility.

      At June 30, 1999, the Company's capitalization included approximately $11.7 million aggregate principal amount of convertible subordinated notes due 2002-04 that bore a weighted average interest rate of 5.3%. The Company issued these notes as partial consideration in acquisitions of certain Acquired Businesses. These notes are convertible into Common Stock at initial conversion prices ranging from $16.90 to $22.20 per share.

      Three of the acquisition agreements for the Acquired Businesses contain provisions requiring the Company to pay additional amounts (the "Makeup Amount") to the former shareholders of each acquired business on the first anniversary of that acquisition if the price of Invatec Common Stock on that anniversary date is below a certain level. Two of those acquisition agreements were entered into on July 9, 1998, and give Invatec the option of paying up to one-half of the Makeup Amount in cash, with the remainder paid in Common Stock valued at the market price on the anniversary date. The third agreement was entered into on June 29, 1998 and gives Invatec the option of paying the entire Makeup Amount in cash or Common Stock valued at the market price on the anniversary date.

      The Makeup Amount is approximately $6.5 million. Shares of Invatec Common Stock have not been issued to the former shareholders of the certain Acquired Businesses as the Company's management is currently negotiating the Makeup Amount with the former shareholders as part of an overall restructuring plan. The Makeup Amount obligation of approximately $3.4 million for the acquisition entered into as of June 29, 1998 has been accrued at June 30, 1999. The remaining balance of approximately $3.1 million related to the acquisitions entered into as of July 9, 1998 was accrued in July 1999.

      In the event additional cash is needed to support the Company's working capital requirements, the Company may need to seek additional financing by increasing the borrowing capacity under the Credit Facility or the public or private sale of equity or debt securities. There can be no assurance that the Company could secure such financing if and when it is needed or on terms the Company deems acceptable.

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

      The Company has contacted the vendors that provide its telephone systems and computer systems, as well as its OEMs. The Company has received confirmation from its major vendors of new valves and other process system components, telephone systems, and computer systems that their products are Year 2000 compliant. Further, the Company has replaced many computer systems that are not Year 2000 compliant in the normal course of updating various systems used at the operating subsidiaries. At this time, the replacement of the systems which are not Year 2000 compliant is over eighty percent complete and the amount expended to date is approximately $100,000. The Company believes that the cost to replace the remaining non-compliant systems or the cost to update the systems in 1999 should not exceed $350,000, which costs will be paid for with cash flows from operations. The Credit Facility requires that such programming be completed by September 30, 1999. The Company believes that it can meet the requirement.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Revolving credit borrowings under the Company's Credit Facility contain certain market risk exposure. The Company's outstanding borrowings under the Credit Facility were $72.9 million at June 30, 1999. A change of one percent in the interest rate would cause a change in interest expense of approximately $729,000 or $0.08 per share, on an annual basis. The Credit Facility was not entered into for trading purposes and carries interest at a pre-agreed upon percentage point spread from the prime interest rate.

                          PART II - OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      The Company has been operating since June 1999 under waivers for defaults in various covenants in its Credit Facility. The waivers are through August 20, 1999. The Company intends to negotiate new waivers thereafter and potentially a new restructured credit facility on less stringent terms. At August 13, 1999, the Company's net borrowings under the Credit Facility were $70.2 million. See
Note 3 to Notes to "Consolidated Financial Statements" in Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Item 2 of Part I of this report.

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

        4.2 *     -- Registration Rights Agreement dated as of March 21, 1999 by and among Invatec, Chase Bank of Texas and the other lenders (Form 10-K for the year ended December 31, 1998 (File No. 000-23231) Ex. 4.8).

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

        4.4       -- Second Amendment to Loan Agreement dated as of April 21,
                     1999 among Invatec, Chase Bank of Texas and the other lenders.

        10.1*     -- 1997 Incentive Plan of Invatec, as amended (Form 10-K for the year ended December 31, 1998 (File No. 000-23231) Ex. 10.1).

        27.1      -- Financial Data Schedule.

-       - - - - - - - - - - - - - -
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


Dated:  August 13, 1999