Form 10-Q
period 1999-09-30
INNOVATIVE VALVE TECHNOLOGIES INC
filed 1999-11-22
CIK 1036442

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

   (MARK ONE)

      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED September 30, 1999
                                       OR
      [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________TO _________

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

                           ------------------------

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at November 22, 1999 was 9,664,562.

=============================================================================

                     INNOVATIVE VALVE TECHNOLOGIES, INC.

                FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999

                                      INDEX

                                                                           PAGE
                                                                           ----
Part I -- Financial Information......................................        2
  Item 1 -- Financial Statements.....................................        2
   Consolidated Balance Sheets as of December 31, 1998 and
     September 30, 1999 (Unaudited)..................................        2
   Consolidated Statements of Operations for the Three and Nine
     Months Ended September 30, 1999 (Unaudited).....................        3
   Consolidated Statements of Cash Flows for the Nine Months
     Ended September 30, 1999 and 1999 (Unaudited)...................        4
   Notes to Consolidated Financial Statements (Unaudited)............        5
  Item 2 -- Management's Discussion and Analysis of Financial
      Condition and Results of Operations............................       11
  Item 3 -- Quantitative and Qualitative Disclosures About Market
     Risk............................................................       16
Part II --  Other Information........................................       17
  Item 3 -- Defaults Upon Senior Securities..........................       17
  Item 5 -- Other Information........................................       17
  Item 6 -- Exhibits and Reports on Form 8-K.........................       19

                         PART I - FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                 DECEMBER 31,     SEPTEMBER 30,
                                                    1998              1999
                                                -------------     -------------
                                                                    (UNAUDITED)
                                   ASSETS

CURRENT ASSETS:
      Cash .................................    $        --       $        --
      Accounts receivable, net of allowance
        of $1,562,104 and $1,584,308 .......       29,634,167        23,149,816
      Inventories, net .....................       26,007,804        28,434,465
      Prepaid expenses and other current
        assets .............................        2,366,871         2,368,185
      Deferred tax asset ...................        4,481,256         5,462,013
                                                -------------     -------------
                Total current assets .......       62,490,098        59,414,479
PROPERTY AND EQUIPMENT, net ................       19,469,804        17,926,387
GOODWILL, net ..............................       96,175,294        92,104,831
OTHER NONCURRENT ASSETS, net ...............        5,564,642         5,460,314
                                                -------------     -------------
                TOTAL ASSETS ...............    $ 183,699,838     $ 174,906,011
                                                =============     =============
   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Credit Facility ......................    $        --       $  69,029,745
      Current maturities of long-term debt .          580,140           602,726
      Accounts payable and accrued expenses        19,364,587        20,833,171
      Makeup Amount (Note 7) ...............             --           6,516,104
                                                -------------     -------------
                Total current liabilities ..       19,944,727        96,981,746

CREDIT FACILITY ............................       70,570,584              --
LONG-TERM DEBT, net ........................          400,834           208,713
CONVERTIBLE SUBORDINATED DEBT ..............       11,668,875        11,668,875
OTHER LONG-TERM OBLIGATIONS ................        1,909,774           826,868
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
           Common stock, $0.001 par value,
           30,000,000 shares authorized,
           9,664,562 shares issued and
           outstanding .................                9,665             9,665
           Additional paid-in capital ......       90,960,972        84,550,969
           Retained deficit ................      (11,765,593)      (19,340,825)
                                                -------------     -------------
                 Total stockholders' equity        79,205,044        65,219,809
                                                -------------     -------------
                 TOTAL LIABILITIES AND
                   STOCKHOLDERS' EQUITY ....    $ 183,699,838     $ 174,906,011
                                                =============     =============

The accompanying notes are an integral part of these consolidated financial statements.

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                   THREE MONTHS ENDED                   NINE MONTHS ENDED
                                      SEPTEMBER 30                         SEPTEMBER 30
                             -------------------------------     -------------------------------
                                 1998              1999               1998              1999
                             -------------     -------------     -------------     -------------
REVENUES ................    $  38,881,382     $  33,980,761     $ 112,752,859     $ 121,083,767
COST OF OPERATIONS ......       27,479,428        24,250,265        77,809,092        85,152,308
                             -------------     -------------     -------------     -------------
    Gross profit ........       11,401,954         9,730,496        34,943,767        35,931,459
SELLING, GENERAL AND
    ADMINISTRATIVE
    EXPENSES ............       11,239,137         9,567,879        30,235,745        31,629,583
NONRECURRING COSTS ......        2,189,599              --           2,189,599              --
                             -------------     -------------     -------------     -------------
    Income(loss) from
      operations ........       (2,026,782)          162,617         2,518,423         4,301,876

OTHER INCOME (EXPENSE):
    Interest expense, net       (1,722,375)       (3,127,491)       (3,855,517)       (9,324,887)
    Loss on assets held
      for sale ..........             --                --                --          (3,809,712)
    Other ...............          138,114           116,802           226,493           176,959
                             -------------     -------------     -------------     -------------
    Total Other .........       (1,584,261)       (3,010,689)       (3,629,024)      (12,957,640)
LOSS BEFORE INCOME
  TAXES .................       (3,611,043)       (2,848,072)       (1,110,601)       (8,655,764)
PROVISION (BENEFIT) FOR
  INCOME TAXES ..........         (697,220)         (534,044)          377,970        (1,080,532)
                             -------------     -------------     -------------     -------------
NET LOSS ................    $  (2,913,823)    $  (2,314,028)    $  (1,488,571)    $  (7,575,232)
                             =============     =============     =============     =============
LOSS PER SHARE -
  BASIC AND DILUTED .....    $       (0.30)    $       (0.24)    $       (0.17)    $       (0.78)
                             =============     =============     =============     =============
WEIGHTED AVERAGE SHARES
  OUSTANDING - BASIC AND
  DILUTED ...............        9,664,562         9,664,562         8,809,356         9,664,562
                             =============     =============     =============     =============

The accompanying notes are an integral part of these consolidated financial statements.

              INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     NINE MONTHS ENDED
                                                                        SEPTEMBER 30
                                                               -----------------------------
                                                                   1998             1999
                                                               ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
           Net loss .......................................    $ (1,488,571)    $ (7,575,232)
           Adjustments to reconcile net loss to net cash
              provided by (used in) operating activities

           Depreciation and amortization ..................       3,119,407        3,623,837
           Loss on assets held for sale ...................            --          3,809,712
           Gain on sale of property and equipment .........         (18,430)         (28,545)
           Deferred taxes .................................        (667,065)      (1,875,254)
           Nonrecurring costs write-off ...................       1,989,599             --
           (Increase) decrease in -
                Accounts receivable .......................      (2,722,234)       6,484,351
                Inventories ...............................      (4,382,122)      (3,158,702)
                Prepaid expenses and other current
                  assets ..................................      (1,439,617)        (502,732)
                Other noncurrent assets ...................      (1,706,215)        (300,665)
           Increase (decrease) in -
                Accounts payable and accrued expenses .....      (3,220,773)       1,852,451
                                                               ------------     ------------
                   Net cash provided by (used in) operating
                     activities ...........................     (10,536,021)       2,329,221
                                                               ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
           Proceeds from sale of assets ...................         179,325          916,488
           Additions to property and
                equipment .................................      (3,474,440)      (1,501,323)
           Business acquisitions, net of cash
                 acquired of $818,416 and $-- .............     (39,119,264)            --
                                                               ------------     ------------
                   Net cash used in investing
                     activities ...........................     (42,414,379)        (584,835)

CASH FLOWS FROM FINANCING ACTIVITIES:
           Borrowings of long-term debt ...................         330,814           25,921
           Repayments of long-term debt ...................        (484,944)        (212,544)
           Repayments of short-term debt ..................      (4,660,924)            --
           Net borrowings(repayments) under Credit Facility      55,127,800       (1,540,838)
           Payments on noncompete obligations .............        (115,293)         (16,925)
           Proceeds from exercise of stock
              options .....................................         208,497             --
                                                               ------------     ------------
                   Net cash provided by (used in)
                     financing activities .................      50,405,950       (1,744,386)

NET DECREASE IN CASH ......................................      (2,544,450)            --
CASH, beginning of period .................................       2,544,450             --
                                                               ------------     ------------
CASH, end of period .......................................    $       --       $       --
                                                               ============     ============
SUPPLEMENTAL CASH FLOW INFORMATION:
           Cash paid for interest .........................    $  3,366,665     $  6,347,767
           Cash paid for income taxes .....................    $  2,020,584     $    515,622

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

      Following the IPO, the Company purchased thirteen businesses (these businesses, together with the Initial Acquired Businesses, are referred to herein as the "Acquired Businesses"). The Company is accounting for the acquisitions of the Acquired Businesses in accordance with the purchase method of accounting. The allocation of the purchase prices paid to the assets acquired and the liabilities assumed in the acquisitions of the Acquired Businesses has been recorded initially on the basis of preliminary estimates of fair value and may be revised as additional information concerning the valuation of those assets and liabilities becomes available. Purchase accounting for the acquisitions have been finalized. The accompanying historical consolidated financial statements of operations present historical information of the Company, which gives effect to the acquisitions as of their respective acquisition dates.

      The consolidated financial statements herein have been prepared by the Company without audit, pursuant to rules and regulations of the Securities and Exchange Commission which permit certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles to be condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not materially misleading, and the financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the interim periods ended September 30, 1998 and 1999. Certain reclassifications have been made to 1998 amounts to conform with 1999 presentation.

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

    As a result of the above-described downturns affecting the Company's customers, the Company's level of business declined during 1998 and 1999 and the Company's earnings for the last three quarters of 1998 fell significantly short of expectations. Consequently, this decline in earnings resulted in a severe reduction in the market price of the Company's Common Stock. Declining earnings also ultimately resulted in the Company defaulting on its credit facility as a result of failing to meet certain financial covenants which required specific levels of earnings in relation to debt. This default left the Company unable to borrow funds for acquisitions thereunder. The Company remained in default under the loan agreement from July 20, 1998 through March 25, 1999, when the Company amended its credit facility. See further discussion of the Company's credit facility in Footnote 3.

    Despite cost cuts and the sale of underperforming non-core assets, the Company has been unable to improve overall profitability in 1999 due to the high cost of funds under the Credit Facility and the continued reduced level of its business during 1999. The Company cannot predict when or whether its business will rebound. In addition, there can be no assurance that a further deterioration in the Company's business will not occur. Any significant additional erosion in the Company's business could further depress earnings and likely result in additional defaults under the Credit Facility.

    The Company's acquisition program has been effectively suspended since July 1998 as a result of the low price of the Company's Common Stock and its inability to borrow funds for acquisitions. The Company has been working with an investment banking firm since April of this year to develop a financial restructuring plan for the Company and otherwise explore strategic alternatives. After numerous discussions with private investors regarding an infusion of equity capital and with potential acquirors of the Company regarding a sale of stock or assets of the Company or certain of its subsidiaries, on November 18, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Flowserve Corporation ("Flowserve")and a wholly-owned subsidiary of Flowserve. The Merger Agreement provides for the acquisition of Invatec for a price of $1.62 per share in cash pursuant to a tender offer (the "Tender Offer") by the Flowserve subsidiary for all outstanding shares of Invatec Common Stock, par value $.001 per share, (the "Flowserve Transaction"). The Tender Offer, which commenced on November 22, 1999, is currently scheduled to expire at 12:00 midnight, New York City time, on December 21, 1999 (but may be extended under certain circumstances).

    Completion of the Tender Offer is subject to certain conditions, including a majority of the outstanding shares of Invatec's common stock being validly tendered and not withdrawn prior to the expiration of the Tender Offer, compliance with certain covenants, no material adverse change having occurred and the expiration of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Assuming successful completion of the Tender Offer, all Invatec shares not tendered and purchased in the Tender Offer will be converted into the right to receive the price per share paid

               INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

pursuant to the Tender Offer in cash pursuant to a merger of Invatec with the Flowserve subsidiary as contemplated by the Merger Agreement (the "Merger"). See "Item 5 - Other Information" for a description of the Merger.

2.  GOODWILL

    Goodwill represents the excess of the aggregate purchase price paid by the Company in the acquisition of businesses accounted for using the purchase method of accounting over the fair market value of the net assets acquired. Goodwill is amortized on a straight-line basis over 40 years.

    The Company periodically evaluates the recoverability of intangibles resulting from business acquisitions and measures the amount of impairment, if any, by assessing current and future levels of income and cash flows, business trends and prospects and market and economic conditions, assuming the acquired business continues to operate as a consolidated subsidiary. Management has continued to evaluate various alternatives, including the potential sale of certain Company assets, which could result in a potential impairment of the recorded asset value.

     During 1998, Company management designed and implemented a restructuring plan to improve the Company's cost structure, streamline operations and divest the Company of underperforming assets. As part of this initiative, management decided to divest a portion of one of its acquired businesses that was incurring significant operating losses. This subsidiary was engaged primarily in the distribution of commodity valve products and related process system components. Management determined that the products distributed by the subsidiary did not fit into its long-term vision of providing high quality repair services and value-added distribution of engineered products. Accordingly, certain assets of this subsidiary were sold effective July 31, 1999. The carrying value of these assets held for sale was reduced to fair value based upon the final negotiated sales price with the buyer, less costs to sell. The resulting adjustment of approximately $3.8 million to reduce assets held for sale to fair value and goodwill related to the assets held for sale was recorded in the June 30, 1999 consolidated statements of operations. The Company applied the proceeds from the sale of the assets to reduce its outstanding balance under the Credit Facility. Pro forma net sales for the operations associated with the impaired assets were approximately $11.3 million, $7.8 million, and $3.1 million in 1997, 1998, and the six month period ended June 30, 1999, respectively. The pro forma operating losses allocable to such operations for the applicable periods were approximately ($0.1) million, ($0.3) million, and ($0.4) million, respectively.

     As described above, the Tender Offer for all of the outstanding Invatec shares aggregates approximately $15.7 million, which is approximately $49.5 million below the Company's historical cost basis in its net assets (total stockholders' equity) of $65.2 million as of September 30, 1999. The proposed acquisition will be accounted for by Flowserve using the purchase method of accounting, which requires an allocation of the purchase price to the assets acquired and liabilities assumed based on fair value as determined by Flowserve. The Company's consolidated financial statements have been prepared on the historical cost basis of accounting in accordance with general accepted accounting principles which may be greater or less than the fair value of the assets and liabilities as determined by Flowserve. See "Item 5 - Other Information" for a description of certain terms, conditions and termination events relating to the Tender Offer and the Merger.

3.    CREDIT FACILITY:

   In March 1999, the Company and its existing syndicate of lenders restructured the Company's credit facility to provide for a stationary term component of $35 million and a revolving credit facility of up to $45

               INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

million, up to a maximum aggregate loan amount of $76.5 million, the proceeds of which may be used only for general corporate and working capital purposes (the "Credit Facility"). On October 22, 1999, and in contemplation of the Company's entering into the Merger Agreement, the syndicate of lenders entered into the Third Amendment to Loan Agreement (the "Third Amendment") with the Company, waiving certain defaults and suspending the breach of certain other covenants constituting an event of default until January 31, 2000. The Third Amendment also reduced the maximum aggregate loan amount under the Credit Facility to $76.0 million. The Company's domestic subsidiaries have guaranteed the repayment of all amounts due under the Credit Facility, and repayment is secured by pledges of the capital stock, and all or substantially all of the assets, of those subsidiaries. The Credit Facility prohibits acquisitions and the payment of cash dividends, restricts the ability of the Company to incur other indebtedness and requires the Company to comply with certain financial covenants. These financial covenants include provisions for maintenance of certain levels of earnings before interest, taxes, depreciation, and amortization ("EBITDA"), certain levels of cash flows as defined by the Credit Facility and other items specified in the loan agreement. Immediately prior to the execution of the Third Amendment, the Company was in default under the Credit Facility. If the Merger fails to occur prior to January 31, 2000, the Company will again be in default under the Credit Facility. In that event, the ability of the Company to continue to operate as a going concern may be jeopardized, and the Company may be forced to pursue alternatives under reorganization and bankruptcy laws.

     The amount of availability under the Credit Facility is governed by a borrowing base which consists primarily of the accounts receivable and inventory of the Company and its subsidiaries. The amount available under the revolving portion of the Credit Facility will decrease upon the occurrence of certain specified events, such as a sale of assets outside the ordinary course of business. In addition, the Company and the subsidiaries are required to (i) meet stringent reporting covenants, (ii) submit to collateral audits and (iii) deposit all revenues and receipts into lockbox accounts and (iv) retain a turnaround consultant. Interest accrues at the prime rate as in effect from time to time, plus 2%, payable monthly. The Credit Facility provides for increasingly high overall borrowing costs per quarter equal to 1.5% of the principal balance under the Credit Facility. These fees of approximately $3.2 million are accrued at September 30, 1999, but will be waived if the Company repays all obligations under the Credit Facility by January 31, 2000. The entire Credit Facility matures on January 31, 2000.

    In connection with the restructuring of the Credit Facility in March 1999, the syndicate of lenders was issued warrants to purchase up to 482,262 shares of the Common Stock of the Company, exercisable at $0.73 per share (10% below the market price of such Common Stock as of March 25, 1999), and granted certain registration rights with respect to the shares issuable upon exercise of the warrants. The warrants do not have an expiration date. The estimated fair value of the warrants at the date issued was $0.21 per share using a Black-Scholes option pricing model. The fair value of the warrants was recorded as deferred loan costs and is being amortized over the term of the Credit Facility. Under the Third Amendment, if the Company repays all obligations under the Credit Facility by January 31, 2000, the syndicate of lenders has agreed to return these warrants to the Company for cancellation.

    At November 19, 1999, the Company's net borrowings under the Credit Facility were approximately $73.2 million bearing interest at 10.25%, excluding the effect of contingent fees discussed above.

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

6.  EARNINGS (LOSS) PER SHARE:

      The computation of earnings (loss) per share of Common Stock for the interim periods is presented in accordance with SFAS No. 128, "Earnings Per Share," based on the following shares of Common Stock outstanding:

                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                             SEPTEMBER 30              SEPTEMBER 30
                                        ----------------------    ----------------------
                                          1998          1999         1998         1999
                                        ---------    ---------    ---------    ---------
Issued and outstanding at January 1     7,890,198    9,664,562    7,890,198    9,664,562
Issued to acquire businesses in 1998
  (weighted) .......................    1,749,052         --        903,086         --
Issued for stock options exercised
  and warrants exercised (weighted).       25,312         --         16,072         --
                                        ---------    ---------    ---------    ---------
Average shares outstanding -
  Basic and Diluted ................    9,664,562    9,664,562    8,809,356    9,664,562
                                        =========    =========    =========    =========

      Diluted weighted average shares outstanding for 1998 and 1999 do not reflect the effect of certain options and warrants to purchase common stock, convertible subordinated notes which were outstanding during the period, and the potential issuance of additional shares provided in connection with certain acquisition agreements (as discussed in Note 7) as these items were anti-dilutive.

7.    CONTINGENT CONSIDERATION

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

               INNOVATIVE VALVE TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      The Makeup Amount is approximately $6.5 million and has been accrued at September 30, 1999, with a corresponding offset to additional paid in capital. Shares of Invatec Common Stock have not been issued to the former shareholders of the certain Acquired Businesses, and the Company's management has negotiated a discount in the payment of the Makeup Amount with the former shareholders contingent upon payment to the shareholders by January 31, 2000.

8.    SUBSEQUENT EVENTS:

      Company management has negotiated with holders of its subordinated debt and of the Makeup Amount described above, and with its primary lender regarding certain bank fees and related warrants, resulting in a reduction of these obligations of approximately $9.6 million, contingent upon payment of the discounted amounts by January 31, 2000.

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

      As a result of the above-described downturns affecting the Company's customers, the Company's level of business and earnings declined during 1998 and 1999. This decline in earnings resulted in a severe reduction in the market price of the Company's Common Stock and ultimately resulted in the Company defaulting on its credit facility as a result of failing to meet certain financial covenants which required specific levels of earnings in relation to debt. The Company remained in default under the loan agreement from July 20, 1998 through March 25, 1999 when the Company amended its Credit Facility. The Company was again in default under the Credit Facility immediately prior to entering into the Second Amendment and Third Amendment thereto with its syndicate of lenders on April 21, 1999 and October 22, 1999, respectively. Under the Third Amendment, the Company's Credit Facility, expiring on January 31, 2000, consists of a $35 million stationary term component and up to a $45 million revolving line of credit, up to an aggregate maximum of $76 million, from its existing bank group. The Credit Facility prohibits the Company from making acquisitions and provides for increasingly high borrowing costs.

      The Company's acquisition program has been effectively suspended since July 1998 as a result of the low price of the Company's Common Stock and its inability to borrow funds for acquisitions. The Company has been working with an investment banking firm since April of this year to develop a financial restructuring plan for the Company and otherwise explore strategic alternatives. See "Item 5 - Other Information" for a description of the Merger.

      Since the suspension of the Company's acquisition program, the Company has focused on efforts to cut costs and otherwise improve profitabilty. During 1998, the Company eliminated in excess of $5 million in annualized costs, including substantial corporate overhead. In 1999, the Company has continued its cost cutting program, sold underperforming non-core assets of certain subsidiaries, downsized certain of its operations to fit the current level of business, consolidated certain locations and consolidated the marketing efforts currently conducted by different subsidiary companies in an effort to increase operational efficiency.

      Despite these efforts, the Company has been unable to improve overall profitability in 1999 due to the high cost of funds under the Credit Facility and the continued reduced level of its business during 1999. The Company cannot predict when or whether its business will rebound. In addition, there can be no assurance that a further deterioration in the Company's business will not occur. Any significant additional erosion in the Company's business would further depress earnings and result in additional defaults under the Credit Facility.

RESULTS OF OPERATIONS -- HISTORICAL (Unaudited)

      The following table sets forth for the Company certain selected consolidated financial data and that data as a percentage of consolidated revenues for the periods indicated:

                                           THREE MONTHS ENDED                                   NINE MONTHS ENDED
                                              SEPTEMBER 30                                         SEPTEMBER 30
                             -----------------------------------------------    --------------------------------------------------
                                     1998                     1999                      1998                       1999
                             --------------------    -----------------------    ---------------------      -----------------------
                                           (IN THOUSANDS)                                        (IN THOUSANDS)
Revenues ....................$  38,881        100%   $  33,981           100%   $ 112,753         100%     $ 121,084           100%
Cost of operations .........    27,479         71       24,250            71       77,809          69         85,152            70
                             ---------  ---------    ---------     ---------    ---------   ---------      ---------     ---------
Gross profit ...............    11,402         29        9,731            29       34,944          31         35,932            30
Selling, general and
  administrative expenses ..    11,239         29        9,568            28       30,236          27         31,630            26
Nonrecurring costs .........     2,190          6         --            --          2,190           2           --            --
                             ---------  ---------    ---------     ---------    ---------   ---------      ---------     ---------
Income (loss) from
  operations ...............    (2,027)        (6)         163             1        2,518           2          4,302             4

Interest expense, net ......    (1,722)        (4)      (3,128)           (9)      (3,856)         (3)        (9,325)           (8)
Loss on assets held
  for sale .................      --         --           --            --           --          --           (3,810)           (3)
Other income (expense) .....       138       --            117          --            227        --              177          --
                             ---------  ---------    ---------     ---------    ---------   ---------      ---------     ---------
Loss from operations
  before income taxes ...... $  (3,611)       (10)%  $  (2,848)           (8)%  $  (1,111)         (1)%    $  (8,656)           (7)%
                             =========  =========    =========     =========    =========   =========      =========     =========

THREE MONTHS ENDED SEPTEMBER 30

           REVENUES -- Revenues decreased $4.9 million, or (13)%, from $38.9 million in the three months ended September 30, 1998 to $34.0 million in the corresponding period in 1999. This decrease primarily resulted from the sale of certain assets of a subsidiary coupled with a reduced level of repair and service revenue as compared with the prior year.

           GROSS PROFIT -- Gross profit decreased $1.7 million, or (15)%, from $11.4 million in the three months ended September 30, 1998 to $9.7 million in the corresponding period in 1999. This decrease occurred principally as a result of the reduction in sales volumes previously described. Gross margin as a percentage of revenues remained flat at 29%.

           SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -- Selling, general and administrative expenses decreased $1.7 million, or (15%), from $11.2 million in the three months ended September 30, 1998 to $9.6 million in the corresponding period in 1999. This decrease, and the decrease in these expenses as a percentage of revenues from 29% to 28%, primarily resulted from the cost reductions previously described.

           INTEREST EXPENSE, NET - Interest expense, net increased $1.4 million, or 82% from $1.7 million in the three months ended September 30, 1998, to $3.1 million in the corresponding period in 1999. This increase is due to the increased borrowings under the Credit Facility primarily for 1998 acquisitions and the accrued contingent fees for the third quarter of 1999 of approximately $1.0 million due under the Credit Facility.

NINE MONTHS ENDED SEPTEMBER 30

           REVENUES - Revenues increased $8.3 million, or 7%, from $112.8 million in the nine months ended September 30, 1998 to $121.1 million in the corresponding period in 1999. This increase primarily resulted from the full inclusion in the 1999 period of the results of the businesses acquired during 1998, offset by downturns previously described.

           GROSS PROFIT - Gross profit increased $1.0 million, or 3%, from $34.9 million in the nine months ended September 30, 1998 to $35.9 million in the corresponding period in 1999. This increase occurred principally as a result of the inclusion in the 1999 period of the incremental gross profit of the businesses acquired during 1998. Gross margin as a percentage of revenues decreased from 31% to 30%, primarily resulting from lower sales volumes associated with the downturns previously described.

           SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses increased $1.4 million, or 5%, from $30.2 million in the nine months ended September 30, 1998 to $31.6 million in the corresponding period in 1999. This increase primarily reflected the incremental selling, general and administrative expenses in the 1999 period of the businesses acquired during 1998. As a percentage of revenues, these expenses decreased from 27% to 26% due to the cost reductions described above.

           INTEREST EXPENSE, NET - Interest expense, net increased $5.5 million, or 142%, from $3.9 million in the nine months ended September 30, 1998 to $9.3 million in the corresponding period in 1999. This increase is due to the increased borrowings under the Credit Facility primarily for 1998 acquisitions and the accrued contingent fees of approximately $3.2 million due under the Credit Facility.

           LOSS ON ASSETS HELD FOR SALE - A loss on assets held for sale of $3.8 million for the nine months ended September 30, 1999, reflects the reduction of the carrying value of assets of one of its subsidiaries sold in the third quarter to their fair value based on the final sales price to the buyer, less selling costs. This loss was recorded in June 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

           For the nine months ended September 30, 1999, the Company's operations generated $2.3 million in cash. Capital expenditures totaled $1.5 million and repayments of debt amounted to $1.7 million.

           In March 1999, the Company and its existing syndicate of lenders amended the Credit Facility to provide for a stationary term component of $35 million and a revolving credit facility of up to $45 million, up to a maximum aggregate loan amount of $76.5 million, the proceeds of which may be used only for general corporate and working capital purposes. As amended on October 22, 1999, the maximum aggregate loan amount under the Credit Facility is $76 million. The Company's domestic subsidiaries have guaranteed the repayment of all amounts due under the facility, and repayment is secured by pledges of the capital stock, and all or substantially all of the assets, of those subsidiaries. The Credit Facility prohibits acquisitions and the payment of cash dividends, restricts the ability of the Company to incur other indebtedness and requires the Company to comply with certain financial covenants. These financial covenants include provisions for maintenance of certain levels of EBITDA and other items specified in the loan agreement.

           The amount of availability under the Credit Facility is governed by a borrowing base which consists primarily of the accounts receivable and inventory of the Company and its subsidiaries, although the amount available under the revolving portion of the Credit Facility will decrease upon the occurrence of certain specified events, such as a sale of assets outside the ordinary course of business. Interest accrues at the prime rate as in effect from time to time, plus 2%, payable monthly. In addition, fees accrue each quarter at the rate of 1.5% of the unpaid principal balance under the Credit Facility. These fees of approximately $3.2 million are accrued at September 30, 1999, but will be waived if all the Company's obligations under the Credit Facility are repaid in full by January 31, 2000. The entire Credit Facility matures on January 31, 2000.

           Immediately prior to the execution of the Third Amendment, the Company was in default under the Credit Facility for failure to comply with certain financial and other covenants. As part of the Third Amendment, the breach of any such covenant does not and will not constitute a default or event of default unless the same is continuing on January 31, 2000. If the Merger is not consummated by January 31, 2000, the Company will be in default under the Credit Facility. In that event, the ability of the Company to continue to operate as a going concern may be jeopardized, and the Company may be forced to pursue alternatives under reorganization and bankruptcy laws.

           The Company retained an investment banking firm in April 1999 to assist it in seeking a significant equity infusion to enable the Company to reduce its debt, obtain a new credit facility to reduce its borrowing costs and potentially resume its acquisition program on a scaled down, strategic basis. After a thorough investigation of those options, on November 18, 1999, the Company entered into the Merger Agreement with Flowserve, whereby Flowserve will make a tender offer to acquire all of the Company's outstanding shares of Common Stock for $1.62 per share and, upon the purchase of a majority of the shares, merge its subsidiary into the Company with the result that the Company will become a wholly-owned subsidiary of Flowserve. See "Item 5 - Other Information" for a description of the Merger.

           At September 30, 1999, the Company's outstanding borrowings under the Credit Facility were $69.0 million, bearing interest at 10.25%. At November 19, 1999, the Company's outstanding borrowings under the Credit Facility were $73.2 million, bearing interest at 10.25% per annum, excluding the effect of the fees discussed above.

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

           At September 30, 1999, the Company's capitalization included approximately $11.7 million aggregate principal amount of convertible subordinated notes due 2002-04 that bore a weighted average interest rate of 5.3%. The Company issued these notes as partial consideration in acquisitions of certain Acquired Businesses. These notes are convertible into Common Stock at initial conversion prices ranging from $16.90 to $22.20 per share. The Company's management has negotiated a discount in the payment of the convertible subordinated notes with the holders of the notes if such payment is made by January 31, 2000.

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

           The Makeup Amount is approximately $6.5 million and has been accrued at September 30, 1999 with a corresponding entry to additional paid in capital. Shares of Invatec Common Stock have not been issued to the former shareholders of the certain Acquired Businesses, and the Company's management has negotiated a discount in the payment of the Makeup Amount with the former shareholders contingent upon such payment being made by January 31,2000.

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

           The Company has contacted the vendors that provide its telephone systems and computer systems, as well as its OEMs. The Company has received confirmation from its major vendors of new valves and other process system components, telephone systems, and computer systems that their products are Year 2000 compliant. Further, the Company has replaced many computer systems that are not Year 2000 compliant in the normal course of updating various systems used at the operating subsidiaries. At this time, the replacement of the systems which were not Year 2000 compliant is complete and the amount expended was approximately $400,000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Revolving credit borrowings under the Company's Credit Facility contain certain market risk exposure. The Company's outstanding borrowings under the Credit Facility were $69.0 million at September 30, 1999. A change of one percent in the interest rate would cause a change in interest expense of approximately $690,000 or $0.07 per share, on an annual basis. The Credit Facility was not entered into for trading purposes and carries interest at a pre-agreed upon percentage point spread from either the prime interest rate.

                           PART II - OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

           The Company has been operating since June 1999 under waivers for defaults in certain covenants in its Credit Facility. At November 19, 1999, the Company's net borrowings under the Credit Facility were $73.2 million. See Note 3 to Notes to "Consolidated Financial Statements" in Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" in Item 2 of Part I of this report.

ITEM 5.  OTHER INFORMATION

           The following information is included by the Company in this Quarterly Report on Form 10-Q in lieu of filing a Current Report on Form 8-K.

           On November 18, 1999, the Company entered into an Agreement and Plan of Merger with Flowserve Corporation ("Flowserve") and its wholly owned subsidiary Forrest Acquisition Sub, Inc.(the "Purchaser"), and certain holders of Company Common Stock entered into Stockholder Agreements with Purchaser, the operation of either of which may result in a change in control of the Company.

           On November 22, 1999, the Purchaser commenced a cash tender offer to purchase all shares of Company Common Stock at a price of $1.62 per share, net to the seller in cash, without interest thereon, upon the terms and subject to the conditions set forth in Purchaser's Offer to Purchase and the related Letter of Transmittal sent to all Company stockholders. The Tender Offer is scheduled to expire at 12:00 midnight (New York City Time) on December 21, 1999, unless extended in accordance with applicable law and the terms of the Merger Agreement.

           The Tender Offer is being made pursuant to the Merger Agreement among the Company, Flowserve and Purchaser. The Merger Agreement provides, among other things, that as soon as practicable after the consummation of the Tender Offer, and the satisfaction of the other conditions set forth in the Merger Agreement and in accordance with the relevant provisions of the General Corporation Law of the State of Delaware, Purchaser will be merged into the Company and the Company will be a wholly-owned subsidiary of Flowserve. At the effective time of the Merger (the "Effective Time"), each share of Common Stock issued and outstanding immediately prior to the Effective Time will be canceled and converted into the right to receive the price per share paid pursuant to the Tender Offer in cash, without interest.

           Concurrently with the execution and delivery of the Merger Agreement, Roger L. Miller, William E. Haynes, Charles F. Schugart and Douglas R. Harrington, Jr. (collectively, the "Granting Stockholders") entered into a Stockholder Agreement with Purchaser (the "Stockholder/Option Agreement") pursuant to which they agreed to tender (and not withdraw) their shares in the Tender Offer, granted an irrevocable proxy to Purchaser's designees with respect to their shares and granted to Purchaser an option to purchase the shares held by them at the offer price under specified circumstances. Also on November 18, 1999, each of Philip Industrial Services Group, Inc. and Philip Environmental Services, Inc. (each a "Chapter 11 Stockholder" and collectively with the Granting Stockholders, the "Selling Stockholders"), entered into a Stockholder Agreement (each a "Chapter 11 Stockholder Agreement," and together with the Stockholder/Option Agreement, the "Stockholder Agreements") with Purchaser. The Chapter 11 Stockholders are affiliates of Philip Services Corp. and have filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the Bankruptcy Court for the District of Delaware (the "Delaware Bankruptcy Court"). Each Chapter 11 Stockholder Agreement is similar to the Stockholder/Option Agreement except that it does not contain an option to purchase provision and it conditions effectiveness on Delaware Bankruptcy Court approval of that Chapter 11 Stockholder Agreement or the earlier confirmation by the Delaware Bankruptcy Court of a plan of reorganization for that Chapter 11 Stockholder. The Selling Stockholders collectively own 3,125,400 shares, or 32.3% of the outstanding shares of Company Common Stock.

           All discussions of the Merger and related transactions are qualified in their entirety by the descriptions thereof in the Schedule 14D-9 of the Company, together with the Exhibits thereto, filed with the Securities and Exchange Commission on November 22, 1999 and included herein as Exhibit 2.4(b).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
(a)   Exhibits

    EXHIBIT
    NUMBER       DESCRIPTION
    -------      -----------

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

    2.1(c)    -- Second Amendment among Invatec, Plant Maintenance, Inc. and the former shareholders thereof.

    2.1(d)    -- Waiver letters dated November 13, 1999 among Invatec and the former shareholders of Plant Maintenance, Inc.

    2.2(a)*   -- Merger Agreement dated July 9, 1998 among Invatec, Collier
                 Equipment Corporation and the former shareholders thereof (Form 10-K for the year ended December 31, 1998 (File No. 000-23231) Ex. 2.2(a)).

    2.2(b)*   -- Amendment to Merger Agreement dated as of August 20, 1998 among Invatec, CECORP, Inc. (the successor corporation to Collier Equipment Corporation), and the former shareholders thereof (Form 10-K for the year ended December 31, 1998 (File No. 000-23231) Ex. 2.2(b)).

    2.2(c)    -- Letter Agreement dated November 9, 1999, among the Company and the former shareholders of Collier Equipment Corporation.

    2.3(a)*   -- Merger Agreement dated as of July 9, 1998 among Invatec,
                 Colonial Process Equipment Co., Inc. and Colonial Service Company, Inc. and the former shareholder thereof (Form 10-K for the year ended December 31, 1998 (File No. 000-23231) Ex. 2.3(a)).

    2.3(b)*   -- Amendment to Merger Agreement dated as of September 22, 1998 among Invatec, Colonial Process Service and Equipment Co., Inc. (the successor corporation to Colonial Process Equipment Co. Inc. and Colonial Service Company, Inc.) and the former shareholder thereof (Form 10-K for the year ended December 31, 1998 (File No. 000-23231) Ex. 2.3(b)).

    2.3(c)    -- Second Amendment among Invatec, Colonial Process Service &
                 Equipment Co., Inc. and the former shareholder thereof.

    2.4(a)*   -- Agreement and Plan of Merger dated at of November 18, 1999 among Invatec, Flowserve Corporation and Flowserve Acquisition Sub, Inc. (Schedule 14D-9 of the Registrant filed November 22, 1999 (File No. 005-51843)Ex. 3).

    2.4(b)*   -- Schedule 14D-9 of Registrant filed November 22, 1999 (File
                 No. 005-51843).

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

    4.1(c)    -- Second Amendment to Loan Agreement dated as of April 21, 1999 among Invatec, Chase Bank of Texas and the other lenders.


    4.1(d)    -- Third Amendment to Loan Agreement dated as of October 22, 1999 among Invatec, Chase Bank of Texas and the other lenders.

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

    4.4*      -- Amendment to Rights Agreement dated as of November 18, 1999 between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (Schedule 14D-9 of the Registrant filed November 22, 1999 (File No. 005-51843) Ex. 10).

    10.1*     -- 1997 Incentive Plan of Invatec, as amended (Form 10-K for the year ended December 31, 1998 (File No. 000-23231) Ex.
                 10.1).

    10.2*     -- Stockholder Agreement by and among Forrest Acquisition Sub,
                 Inc., Roger L. Miller, William E. Haynes, Charles F. Schugart and Douglas R. Harrington, Jr., dated as of November 18, 1999. (Schedule 14D-9 of the Registrant filed November 22, 1999 (File No. 005-51843) Ex. 12.1).

    10.3*     -- Stockholder Agreement by and between Forrest

                  Acquisition Sub., Inc. and Philip Industrial Services Group, Inc. dated as of November 18, 1999. (Schedule 14D-9 of the Registrant filed November 22, 1999 (File No. 005-51843)
                  Ex. 12.2)

    10.4*     -- Stockholder Agreement by and between Forrest Acquisition
                 Sub, Inc. and Philip Environmental Services, Inc. dated as of November 18, 1999. (Schedule 14D-9 of the Registrant filed November 22, 1999 (File No. 005-51843) Ex. 12.3).

    27.1      --  Financial Data Schedule.

-------------------
*       Incorporated by reference to the filing indicated.

(b) Reports on Form 8-K.

            This Quarterly Report on Form 10-Q is being filed in lieu of, and contains the information required by, the Current Report on Form 8-K of the Company with respect to the execution of the Merger Agreement and the potential Merger.

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

Dated:  November 22, 1999